Form 10-K
period 2025-12-31
Trailblazer Holdings, Inc.
filed 2026-03-26
CIK 2032341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 333-293035

TRAILBLAZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3710376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Madison Avenue, Suite 1401 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 586-8224

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of March  25, 2026, there were 1,000 shares of common stock, $0.0001 par value per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAILBLAZER HOLDINGS, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “Holdings, “our,” “us” or “we” refer to Trailblazer Holdings, Inc., a Delaware corporation incorporated on July 16, 2024 and wholly owned direct subsidiary of Trailblazer Merger Corporation I (“Trailblazer”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

Trailblazer Holdings, Inc. (the “Company” or “Holdings”) is a Delaware corporation and wholly owned subsidiary of Trailblazer, that was formed on July 16, 2024 for the sole purpose of entering into a business combination. Holdings has no assets, operations or liabilities. Holdings’ principal executive offices are located at 510 Madison Avenue, Suite 1401, New York, NY 10022, and its telephone number is (212) 586-8224.

The Company has selected December 31 as its fiscal year end.

Proposed Business Combination

On July 22, 2024, Trailblazer, a Delaware corporation, entered into a merger agreement, by and among Trailblazer, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Trailblazer (“Merger Sub”), Holdings, a direct, wholly owned subsidiary of Trailblazer, and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as amended on November 11, 2024 and on November 6, 2025 and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (a) Trailblazer shall merge with and into Holdings and Holdings shall be the survivor of such merger (the “Parent Merger” and all references to Trailblazer subsequent to the Parent Merger shall be intended to refer to Holdings as the survivor of the Parent Merger) and (b) Merger Sub shall merge with and into Cyabra, with Cyabra being the surviving entity (the “Acquisition Merger” and, together with the Parent Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), following which Merger Sub will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings (the “Surviving Corporation”). In connection with the Business Combination, Holdings (at such stage, referred to herein as the “Combined Company”) will be renamed “Cyabra, Inc.” (“PubCo”).

Management Team

Yosef Eichorn is our Chief Executive Officer and sole director.

Yosef Eichorn - Chief Executive Officer and Sole Director

On January 21, 2026, the Board of Directors of the Company appointed Yosef Eichorn as its Chief Executive Officer and sole director. Mr. Eichorn is also currently the Chief Executive Officer and the Chief Development Officer of Trailblazer. Mr. Eichorn also serves as the Vice President of Investments at LHX. Mr. Eichorn has served in this capacity since February 2025. Previously he served in the same capacity at LH Financial since January 2020. Mr. Eichorn focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz, our former Chief Executive Officer. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

PIPE Investments

On December 18, 2025, Holdings entered into subscription agreements with certain PIPE investors (the “2025 PIPE Investors”) providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of Trailblazer’s common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

On November 6, 2025, the parties thereto entered into an amendment to the Merger Agreement (the “Amendment to the Merger Agreement”) in order to, among other things, (i) amend the provision related to the PIPE Investment to reflect that the 2025 PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the outside closing date from March 1, 2025 to February 1, 2026.

On February 5, 2026, Holdings entered into additional subscription agreements with certain investors (the “2026 PIPE Investors”) providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into with the 2026 PIPE Investors on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

Advisory Agreements

On October 28, 2025, Holdings entered into an advisory agreement (the “LifeSci Advisory Agreement”) with Cyabra and LifeSci Capital LLC (“LifeSci”) pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,00 paid in PubCo Shares 90 days after the closing of the Business Combination.

On October 28, 2025, Holdings entered into an advisory agreement (the “Ladenburg Advisory Agreement”) with Cyabra and Ladenburg Thalmann & Co. Inc. (“Ladenburg”) pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Employees

We currently have one officer. We do not intend to have any full-time employees prior to the completion of the Business Combination. Upon consummation of the Business Combination, PubCo. expects to have full-time employees. We do not have an employment agreement with our officer.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

We are a company formed for the sole purpose of merging with Trailblazer prior to the transactions contemplated in the Merger Agreement to facilitate the consummation of the Business Combination. We have no business operations. Therefore, we do not believe that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board of Directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our formation.

ITEM 2. PROPERTIES

Our executive offices are located at 510 Madison Avenue, Suite 1401, New York, NY 10022, and our telephone number is 212-586-8224. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no current market for our common stock. Upon consummation of the Business Combination, PubCo expects to be traded on The Nasdaq Stock Market, LLC (“Nasdaq”).

Holders of Record

As of March  25, 2026, there were 1,000 of our shares of common stock issued and outstanding held by 1 stockholder of record.

Dividends

We have not paid any cash dividends on our common stock to date.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to the “Company,” “Holdings” “we,” “us,” or “our” refer to Trailblazer Holdings, Inc., a Delaware corporation. The following discussion and analysis of the financial condition and results of operations of the Company should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report for the year ended December 31, 2025 (the “Audited Financial Statements”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

Holdings was incorporated in Delaware on July 16, 2024, and is a direct and wholly owned subsidiary of Trailblazer. Holdings was formed for the sole purpose of merging with Trailblazer prior to the transactions contemplated in the Merger Agreement to facilitate the consummation of the Business Combination. Holdings has no material assets and does not operate any business.

Proposed Business Combination and Recent Developments

Business Combination

On July 22, 2024, Trailblazer entered into a merger agreement (as amended on November 11, 2024 and on November 6, 2025 and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

PIPE Investments

On December 18, 2025, Holdings entered into subscription agreements with the 2025 PIPE Investors providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of Trailblazer’s common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

On November 6, 2025, the parties thereto entered into the Amendment to the Merger Agreement in order to, among other things: (i) amend the provision related to the PIPE Investment to reflect that the 2025 PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the outside closing date from March 1, 2025 to February 1, 2026.

On February 5, 2026, Holdings entered into additional subscription agreements with the 2026 PIPE Investors providing for the Additional PIPE Investment. The Additional PIPE Investment was entered into with the 2026 PIPE Investors on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 16, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the proposed Business Combination.

For the year ended December 31, 2025 and for the period from July 16, 2024 (inception) through December 31, 2024, we had a net loss of $156,348 and $53,820, respectively, which consists of operating expenses.

Liquidity and Going Concern

As of December 31, 2025, we had no cash and a working capital deficit of $210,168. If the Business Combination is not consummated by March 30, 2026 (the “Combination Period”), then Holdings will cease all operations except for the purpose of liquidating. The liquidity condition and potential dissolution if the Business Combination is not consummated by the Combination Period raise substantial doubt about our ability to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date the financial statements are available to be issued.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

LifeSci Advisory Agreement

On October 28, 2025, we entered into an advisory agreement with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Ladenburg Advisory Agreement

On October 28, 2025, we entered into an advisory agreement with Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Amendment of Merger Agreement

On November 11, 2024, the Merger Agreement was amended to, among other things; (i) increase the size of the Trailblazer Board from five directors to seven directors; (ii) remove the director election proposal from the Required Parent Proposals (as defined in the Merger Agreement); (iii) increase the size of the 2024 Plan from 10% to 15% due to the fact that certain previously contemplated grants will be included as part of the 2024 Plan; (iv) amend the provision related to the share grant to the Cyabra Key Employees to clarify that such grant may be subject to additional vesting conditions as agreed upon between the respective Cyabra Key Employee and Cyabra; and (v) amend the outside closing date from December 31, 2024 to March 1, 2025.

On November 6, 2025, the Merger Agreement was amended in order to, among other things; (i) amend the provision related to the PIPE Investment to reflect that the PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the outside closing date from March 1, 2025 to  February 1, 2026.

PIPE Financing

On December 18, 2025, we entered into the PIPE Investment. In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Trailblazer common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000. Further, up to $1,000,000 of the PIPE Investment may be provided upon the initial filing of the Registration Statement with the SEC, if mutually agreed upon between the parties.

On February 5, 2026, we entered into additional subscription agreements with certain investors providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. As of December 31, 2025, we did not identify any critical accounting estimates.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We had adopted the ASU 2023-09 on January 1, 2025, prospectively, and it did not have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Replacement of Independent Registered Public Accounting Firm

Effective November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum LLP (“Marcum”), the independent registered public accounting firm of the Company. On June 10, 2025, the Company dismissed Marcum as the Company’s independent registered public accounting firm, and CBIZ CPAs was engaged to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2025, effective on June 10, 2025. The engagement of CBIZ CPAs was approved by the Company’s Chief Executive Officer and sole director.

Resignation of Director and Chief Executive Officer and Appointment of Chief Executive Officer

On January 20, 2026, Arie Rabinowitz resigned as the Chief Executive Officer and sole director the Holdings. On January 21, 2026, the Board of Directors of Trailblazer appointed Yosef Eichorn as Holding’s Chief Executive Officer and sole director.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Yosef Eichorn	34	Director and Chief Executive Officer

Yosef Eichorn - Chief Executive Officer and Sole Director

On January 21, 2026, the Board of Directors of the Company appointed Yosef Eichorn as its Chief Executive Officer and sole director. Mr. Eichorn is also currently the Chief Executive Officer and the Chief Development Officer of Trailblazer. Mr. Eichorn also serves as the Vice President of Investments at LHX. Mr. Eichorn has served in this capacity since February 2025. Previously he served in the same capacity at LH Financial since January 2020. Mr. Eichorn focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz, our former Chief Executive Officer. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Number and Terms of Office of Officers and Directors

Currently, we have one director. Upon consummation of the Business Combination, PubCo, expects to be listed on Nasdaq and to have in place a Board of Directors that it expects to comply with applicable Nasdaq requirements.

Director Independence

Currently, we do not have any independent directors. Upon consummation of the Business Combination, PubCo. expects to be listed on Nasdaq and intends to be in compliance with applicable requirements of Nasdaq and Securities Exchange Act of 1943, as amended (the “Exchange Act”) rules.

Committees of the Board of Directors

Currently, we have no committees of the Board of Directors. Upon consummation of the Business Combination, PubCo. expects to be listed on Nasdaq and intends to be in compliance with applicable requirements of Nasdaq and Exchange Act rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

Our Chief Executive Officer and sole director has not received compensation for services rendered to us.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 25, 2026, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares
Trailblazer Merger Corporation I(1)	1,000	100%

(1)	Trailblazer Sponsor Group, LLC (“Sponsor”) is the sponsor and majority shareholder of Trailblazer. Joseph Hammer, Chairman of Trailblazer is a manager of the Sponsor. Consequently, he may be deemed the indirect beneficial owner of the shares of Holdings held by Trailblazer and has indirect voting and dispositive control over such securities. Our Chief Executive Officer and sole director disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. The business address of each Trailblazer and Mr. Hammer is at 510 Madison Avenue, Suite 1401, New York, NY 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, we do not have reportable relationships or related party transactions.

For a description of director independence, see “-Part III, Item 10 – Directors, Executive Officers and Corporation Governance”.

ITEM 14. Principal Accountant Fees and Services.

The engagement of Marcum LLP (“Marcum”) was approved by the Company’s sole director. During the period from July 16, 2024 (inception) through June 10, 2025, Marcum acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

The engagement of CBIZ CPAs P.C. (“CBIZ”) was approved by the Company’s sole director. During the period from June 10, 2025 through December 31, 2025, CBIZ acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are  normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by CBIZ for Audit Fees for the years ended December 31, 2025 and 2024 totaled $64,550 and $0, respectively. The aggregate fees billed by Marcum for Audit Fees for the years ended December 31, 2025 and 2024 totaled $18,025 and $81,628, respectively.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay CBIZ or Marcum any Audit-Related Fees for the years ended December 31, 2025 and 2024.

(3) Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. We did not pay CBIZ or Marcum any Tax Fees for the years ended December 31, 2025 and 2024.

(4) All Other Fees. All other fees consist of fees billed for all other services. . We did not pay CBIZ or Marcum any Other Fees for the years ended December 31, 2025 and 2024.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1*	Merger Agreement, dated as of July 22, 2024, by and among Cyabra Strategy Ltd., Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Trailblazer Merger Sub Ltd.
2.2*	Amendment No. 1 to Merger Agreement, dated as of November 11, 2024, by and among Cyabra Strategy Ltd., Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Trailblazer Merger Sub Ltd.
2.3*	Amendment No. 2 to Merger Agreement, dated as of November 6, 2025, by and among Cyabra Strategy Ltd., Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Trailblazer Merger Sub Ltd.
3.1*	Certificate of Incorporation
3.2*	By Laws
4.1*	Specimen Common Stock Certificate
10.1*	Advisory Agreement, dated October 28, 2025, by and among Trailblazer Holdings, Inc., Cyabra Strategy Ltd. and LifeSci Capital LLC.
10.2*	Advisory Agreement, dated October 28, 2025, by and among Trailblazer Holdings, Inc., Cyabra Strategy Ltd. and Ladenburg Thalmann & Co. Inc.
10.3*	Securities Purchase Agreement, dated December 18, 2025, by and between Trailblazer Holdings, Inc. and Alpha Capital Anstalt.
10.4*	Securities Purchase Agreement, dated February 5, 2026, by and among Trailblazer Holdings, Inc., Rainforest Partners LLC and The Hewlett Fund LP.
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER HOLDINGS, INC.
Dated: March 25, 2026
	By:	/s/ Yosef Eichorn
	Name:	Yosef Eichorn
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yosef Eichorn	Chief Executive Officer and Director	March 25, 2026
Yosef Eichorn	(Principal Executive Officer)

/s/ Yosef Eichorn	Chief Executive Officer and Director	March 25, 2026
Yosef Eichorn	(Principal Accounting and Financial Officer)

INDEX TO FINANCIAL STATEMENTS

TRAILBLAZER HOLDINGS, INC. FINANCIAL STATEMENTS

Financial Statements of Trailblazer Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Trailblazer Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trailblazer Holdings, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 30, 2026. The Company entered into a definitive merger agreement with a business combination target on July 22, 2024, which was subsequently amended on November 11, 2024 and November 6, 2025; however, the completion of this transaction is subject to certain closing conditions. There is no assurance that the Company will satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 30, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 30, 2026, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
March 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Trailblazer Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trailblazer Holdings, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholder’s deficit and cash flows for the period from July 16, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from July 16, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 30, 2025, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline by one month each time from April 30, 2025 to September 30,2025. The Company entered into a definitive merger agreement with a business combination target on July 22, 2024, which was subsequently amended on November 11, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholder among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 30, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 30, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America (US GAAS). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2024 to 2025.

New York, NY
April 9, 2025

TRAILBLAZER HOLDINGS, INC.
BALANCE SHEETS

	DECEMBER 31, 2025	DECEMBER 31, 2024

ASSETS
Total Current Assets	$—	$—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accrued expenses	$10,000	$19,278
Due to related party	200,168	34,542
TOTAL LIABILITIES	210,168	53,820

Commitments and Contingencies

STOCKHOLDER’S DEFICIT
Common stock, $0.0001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(210,168)	(53,820)
Total Stockholder’s Deficit	(210,168)	(53,820)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the period from July 16, 2024 (Inception) through December 31, 2024

Operating expenses	$156,348	$53,820
Loss from operations	(156,348)	(53,820)

Net Loss	$(156,348)	$(53,820)

Weighted average shares of common stock outstanding, basic and diluted	1,000	1,000

Basic and diluted net loss per share of common stock	$(156.35)	$(53.82)

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	1,000	$—	$—	$(53,820)	$(53,820)
Net loss	—	—	—	(156,348)	(156,348)
Balance – December 31, 2025	1,000	$—	$—	$(210,168)	$(210,168)

THE PERIOD FROM JULY 16, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – July 16, 2024 (inception)	—	$—	$—	$—	$—
Issuance of common stock	1,000	—	—	—	—
Net loss	—	—	—	(53,820)	(53,820)
Balance – December 31, 2024	1,000	$—	$—	$(53,820)	$(53,820)

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2025	For the period from July 16, 2024 (inception) through December 31, 2024

Cash Flows from Operating Activities:
Net loss	$(156,348)	$(53,820)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accrued expenses	(9,278)	19,278
Due to related party	165,626	34,542
Net cash used in operating activities	—	—

Net Change in Cash	—	—
Cash – Beginning of period	—	—
Cash – End of period	—	$—

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Trailblazer Holdings, Inc. (the “Company” or “Holdings”) was incorporated in Delaware on July 16, 2024. The Company was formed for the sole purpose of merging with Trailblazer Merger Corporation I (“Trailblazer”) prior to the transactions contemplated in the Merger Agreement, as defined below, to facilitate the consummation of the Business Combination (as defined below). The Company has selected December 31 as its fiscal year end.

Proposed Business Combination

On July 22, 2024, Trailblazer, a Delaware corporation, entered into a merger agreement, by and among Trailblazer, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Trailblazer (“Merger Sub”), Holdings, a direct, wholly owned subsidiary of Trailblazer, and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as amended on November 11, 2024 and November 6, 2025, and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (a) Trailblazer shall merge with and into Holdings and Holdings shall be the survivor of such merger (the “Parent Merger” and all references to Trailblazer subsequent to the Parent Merger shall be intended to refer to Holdings as the survivor of the Parent Merger) and (b) Merger Sub shall merge with and into Cyabra, with Cyabra being the surviving entity (the “Acquisition Merger” and, together with the Parent Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), following which Merger Sub will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings (the “Surviving Corporation”). In connection with the Business Combination, Holdings (at such stage, referred to herein as the “Combined Company”) will be renamed “Cyabra, Inc.” (“Pubco”).

Liquidity and Going Concern

For the year ended December 31, 2025, the Company reported a net loss of $156,348. As of December 31, 2025, the Company had no cash and working capital deficit of $210,168.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. If the Business Combination is not consummated by March 30, 2026 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and potential dissolution if the Business Combination is not consummated by the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TRAILBLAZER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of December 31, 2025 and 2024.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. For purposes of calculating diluted loss per share, the denominator includes both the weighted average number of shares outstanding during the period and the number of common share equivalents if the inclusion of such common share equivalents is dilutive.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company did not have deferred tax assets or liabilities.

TRAILBLAZER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of December 31, 2025 and 2024, the Company did not incur interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2025.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company had adopted the ASU 2023-09 on January 1, 2025, prospectively, and it did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Amounts due to related party represent formation and operating costs paid on behalf of the Company by its stockholder. The Company’s stockholder is expected to pay the accrued expenses of the Company at the closing of the Business Combination.

Alpha Capital Anstalt

On July 22, 2024, as part of the Merger Agreement, Alpha Capital Anstalt, an affiliate of the Trailblazer Sponsor Group, LLC (the “Sponsor”), provided Cyabra a loan in an aggregate amount of $3.4 million in the form of convertible promissory notes (collectively, the “2024 Convertible Notes”). The 2024 Convertible Notes bear interest of 8% and shall be due and payable on the earlier of July 21, 2025, or the date of consummation of a Qualified Offering (as defined in the agreement).

TRAILBLAZER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 3. RELATED PARTY TRANSACTIONS (cont.)

In February 2025, Cyabra issued to Alpha Capital Anstalt a promissory note with a principal amount of $1.0 million. The full amount of principal was due on the earlier of (i) April 30, 2025 or (ii) one calendar day prior to the consummation of the Merger. Upon an event of default, which includes Cyabra’s failure to pay the principal amount when due and payable, Alpha Capital Anstalt can elect to exchange such promissory note for a convertible note that is identical to the 2024 Convertible Notes. In December 2025, and since the promissory note was not repaid by then, Alpha Capital Anstalt and Cyabra signed an amendment to the promissory note, agreeing that it will be exchanged for a convertible note that is identical to the 2024 Convertible Notes.

On December 11, 2025 and December 18, 2025 the maturity dates of the 2024 Convertible Notes were extended to the earlier of March 31, 2026 or the date of a Qualified Offering.

During the July and August 2025, Cyabra issued to Alpha Capital Anstalt senior unsecured promissory notes in the aggregate amount of $2.5 million, bearing annual interest of 9%. The principal amount and all accrued but unpaid interest shall be due and payable on demand of the lender, but if not so demanded earlier, it will automatically convert into the same type of preferred stock that will be issued upon the closing of the PIPE financing and Business Combination with Trailblazer, while the accrued interest will be repaid in cash in accordance with the terms of the note.

During October, November and December 2025, Cyabra issued to Alpha Capital Anstalt promissory notes in the aggregate amount of $2.2 million, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues of Cyabra or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the closing of the Business Combination with Trailblazer. The accrued interest will be repaid in cash in accordance with the terms of the note.

NOTE 4. STOCKHOLDER’S DEFICIT

Common Stock

The Company is authorized to issue 1,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2025 and 2024, there are 1,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LifeSci Advisory Agreement

On October 28, 2025, the Company entered into an advisory agreement with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Ladenburg Advisory Agreement

On October 28, 2025, the Company entered into an advisory agreement with Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Amendment of Merger Agreement

On November 6, 2025, the Merger Agreement was amended in order to, among other things; (i) amend the provision related to the PIPE Investment to reflect that the PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the outside closing date from March 1, 2025 to February 1, 2026.

PIPE Financing

On December 18, 2025, the Company entered into subscription agreements with certain investors providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”). In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Trailblazer common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000. Further, up to $1,000,000 of the PIPE Investment may be provided upon the initial filing of the Registration Statement with the SEC, if mutually agreed upon between the parties.

TRAILBLAZER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 6. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	For The Year ended December 31, 2025	For The Period from July 16, 2024 (inception) through December 31, 2024
Operating expenses	$156,348	$53,820

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

During January, February and March 2026, Cyabra issued to Alpha Capital Anstalt promissory notes in the aggregate amount of $2.0 million, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues of Cyabra or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the closing of the Business Combination with Trailblazer. The accrued interest will be repaid in cash in accordance with the terms of the note.

On January 20, 2026, Arie Rabinowitz resigned as a director and the Chief Executive Officer of Trailblazer. Mr. Rabinowitz’s resignation was not the result of any disagreement between him and Trailblazer, the Board of Directors, or any committee of the Board of Directors on any matter. On the same day, Mr. Rabinowitz also resigned as the Chief Executive Officer and sole director of Holdings.

On January 21, 2026, the Board of Directors of Trailblazer appointed Yosef Eichorn as its Chief Executive Officer, and as the Chief Executive Officer and sole director of Holdings. Mr. Eichorn is also currently the Chief Development Officer of Trailblazer.

On February 5, 2026, the Company entered into additional subscription agreements with certain investors providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.