Form 10-Q
period 2026-03-31
CYABRA, INC.
filed 2026-05-15
CIK 2032341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-43214

Cyabra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-4210757
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13 Gershon Shatz Tel Aviv, Israel	6997543
(Address of principal executive offices)	(Zip Code)

+972-54-768-8642
(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CYAB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 14, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 14,064,191.

CYABRA, INC.

FORM 10-Q TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cyabra, Inc.

Condensed Consolidated

Interim

Financial Statements

March 31, 2026

Cyabra, Inc.

and its subsidiaries

Condensed Consolidated Interim Financial Statements as of March 31, 2026 (Unaudited)

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$3,122	$294
Restricted cash	193	22
Accounts receivable	216	269
Other current assets	241	152
Total current assets	3,772	737

Non-Current Assets
Operating right-of-use asset	493	575
Property and equipment, net	137	146
Other assets	125	-
Total non-current assets	755	721
Total Assets	4,527	1,458

Liabilities, Redeemable Convertible Preferred Shares and Capital Deficiency
Current liabilities
Trade accounts payable	2,484	1,775
Accrued expenses	4,700	476
Short term loans	2,237	5,768
Operating lease liability	390	380
Deferred revenues	2,288	2,816
Employees and related	2,944	1,298
Other current liabilities	1,180	94
Convertible notes	-	12,869
Liability with respect to warrants	142	-
Total current liabilities	16,365	25,476

Non-Current Liabilities
Operating lease liability	169	268
Long-term deferred revenues	41	115
Liability with respect to warrants	-	370
Total non-current liabilities	210	753
Total liabilities	16,575	26,229

Commitments and contingent liabilities

Redeemable Convertible Preferred Shares:
Redeemable Preferred A and A-1 shares, NIS 0.01 par value: 0 and 607,373 shares authorized as of March 31, 2026 and December 31, 2025, respectively, 0 and 515,186 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Aggregate liquidation preference of $0 and $7,180 as of March 31, 2026 and December 31, 2025, respectively; Redeemable Preferred A-2 and A-3 shares, NIS 0.01 par value: 0 and 596,056 shares authorized as of March 31, 2026 and December 31, 2025, respectively, and 0 and 388,739 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Aggregate liquidation preference of $0 and $6,554 as of March 31, 2026 and December 31, 2025, respectively. Redeemable Convertible Preferred C and C-1 shares, NIS 0.01 par value: 0 and 803,963 shares authorized as of March 31, 2026 and December 31, 2025, respectively, and 0 and 233,001 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Aggregate liquidation preference of $0 $3,446 as of March 31, 2026 and December 31, 2025, respectively.	-	15,268

Capital Deficiency:
Series A Convertible Preferred Stock of Holdings, $0.0001 par value per share, 2,177 and zero shares outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Series B Convertible Preferred Stock of Holdings, $0.0001 par value per share, 13,330 and zero shares outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Series C Convertible Preferred Stock of Holdings, $0.0001 par value per share, 10,660 and zero shares outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class A common stock	2	2
Additional paid in capital	46,093	7,332
Accumulated deficit	(58,143)	(47,373)
Total capital deficiency	(12,048)	(40,039)
Total liabilities, redeemable convertible preferred shares and capital deficiency	$4,527	$1,458

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Operations (Unaudited)

U.S. dollars in thousands (except per share data)

	For the three months ended March 31,
	2026	2025
Revenues	$1,415	$1,260
Cost of revenues	192	196
Gross profit	1,223	1,064

Operating costs and expenses
Research and development expenses	5,508	1,851
Sales and marketing expenses	1,255	1,736
General and administrative expenses	6,284	1,515
Total operating loss	(11,824)	(4,038)

Finance income	1,054	724
Loss before taxes on income	(10,770)	(3,314)
Taxes on income	-	-
Net loss for the period	$(10,770)	$(3,314)

Loss per share attributable to ordinary shareholders
Basic and diluted loss per share	$(3.10)	$(1.47)

Weighted average number of ordinary shares outstanding used in computation of basic and diluted loss per share	3,471,031	2,356,837

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Changes in Redeemable Convertible Preferred Shares and Capital Deficiency (Unaudited)

	Redeemable Preferred										Additional
	A, A1,A2,A3, C and C-1 Shares		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Ordinary Shares		paid in capital	Accumulated deficit	Total
	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	USD thousands	USD thousands	USD thousands
Balance at December 31, 2025	1,136,926	15,268	-	-	-	-	-	-	3,019,557	2	7,332	(47,373)	(40,039)

Conversion of redeemable preferred shares	(1,136,926)	(15,268)	-	-	-	-	-	-	4,103,962	*-	15,268	-	15,268
Exercise of stock options and warrants	-	-	-	-	-	-	-	-	47,953	-	3	-	3
Shares issued in connection with loan agreement	-	-	-	-	-	-	-	-	2,751	-	-	-	-
Impact of closing of Business Combination	-	-	-	-	5,330	-	10,660	-	4,178,485	*-	(1,564)	-	(1,564)
Shares Issued to Advisors	-	-	-	-	-	-	-	-	1,105,000	*-	1,009	-	1,009
Conversion of convertible notes	-	-	3,061	-	-	-	-	-	1,356,459	*-	12,676	-	12,676
Issuance of the private investment into public equity (“PIPE”) shares	-	-	-	-	8,000	-	-	-	-	-	6,771	-	6,771
Conversion of Series A Preferred Stock to common stock	-	-	(884)	-	-	-	-	-	250,024	-	-		-
Reclassification of warrant to equity	-	-	-	-	-	-	-	-	-	-	390	-	390
Share based payments									-	-	4,208	-	4,208
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,770)	(10,770)
Balance at March 31, 2026	-	-	2,177	-	13,330	-	10,660	-	14,064,191	2	46,093	(58,143)	(12,048)

	Redeemable Preferred										Additional
	A, A1,A2,A3, C and C-1 Shares		Series A Preferred Stock		Serries B Preferred Stock		Series C Preferred Stock		Ordinary Shares		paid in capital	Accumulated deficit	Total
	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	USD thousands	USD thousands	USD thousands
Balance at December 31, 2024	903,925	11,780	-	-	-	-	-	-	2,351,976	2	4,132	(34,554)	(30,420)
Share based payments	-	-	-	-	-	-	-	-	-	-	1,389	-	1,389
Exercise of options	-	-	-	-	-	-	-	-	12,995	-	1	-	1
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,314)	(3,314)
Balance at March 31, 2025	903,925	11,780	-	-	-	-	-	-	2,364,971	2	5,522	(37,868)	(32,344)

*	Less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	USD	USD
	thousands	thousands
Cash flows – operating activities
Net loss for the period	$(10,770)	$(3,314)
Adjustments:
Depreciation	14	14
Interest expense	173	-
Share based payments	4,208	1,389
Share based payments for advisory services	1,009	-
Exchange rate differences	32	15
Revaluation of financial liabilities accounted at fair value	(1,259)	(701)
Changes in operating assets and liabilities:
(Decrease) Increase in other current assets	(25)	27
Increase in accounts receivable	53	26
Increase (decrease) in trade accounts payable	709	157
Change in ROU asset and lease liability	(6)	(19)
(Decrease) Increase in deferred revenues	(603)	1,207
Increase in employees and related	1,645	46
Increase (decrease) in other current liabilities	2,222	(120)
Net cash used in operating activities	(2,598)	(1,273)

Cash flows – investing activity
Purchase of property and equipment	(5)	(12)
Net cash used in investing activity	(5)	(12)

Cash flows – financing activities
Receipt of loans	2,655	1,371
Repayment of loans	(6,370)	(312)
Exercise of options and warrants	3	1
Cash received from Merger Agreement upon the effectiveness of the Business Combination	1,336	-
Proceeds from PIPE, net of transaction costs	8,000	-
Net cash provided by financing activities	5,624	1,060

Increase (decrease) in cash, cash equivalents and restricted cash	3,021	(225)
Exchange rate differences on cash and cash equivalents and restricted cash	(22)	(15)
Cash, cash equivalents and restricted cash at the beginning of period	316	946
Cash, cash equivalents and restricted cash at the end of the period	3,315	706

Supplemental Disclosures of cash flow information:
Interest paid	$179	$31
Supplemental disclosure of non-cash activity:
Conversion of redeemable preferred shares	$15,268	$-
Conversion of convertible notes	$12,676	$-
Conversion of warrant liability to equity	$390	$-

Cash, cash equivalent and restricted cash at the end of the period:
Cash and cash equivalents	$3,122	$688
Restricted cash	$193	$19

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1 — General

A.	Cyabra Inc (the “Company”) is a newly formed entity that was formed for the purpose of effecting the Merger Agreement (see below) and now serves as a publicly-traded company. Its fully owned subsidiary is Cyabra Strategy Ltd. (“Legacy Cyabra”), an Israeli limited company.

From its formation until the consummation of the Merger Agreement on March 27, 2026, the Company had no operations and had been formed for the sole purpose of entering into the Merger Agreement and has been serving as the publicly-traded company following the Merger Agreement. Legacy Cyabra, on the other hand, as the accounting acquirer in the Merger Agreement and the predecessor entity to the Company from an accounting perspective, had active operations during earlier periods of time, prior to the Merger Agreement. Consequently, these financial statements reflect the information of Legacy Cyabra (as the predecessor entity to the Company) until March 27, 2026 and the information of the Company (as the combined company following the Merger Agreement) from that date forward.

B.	The Company operates as a single operating segment and addresses the threat of fake news for brands and the public sector and provide a software which identifies bad actors online, and mitigates the threat in real-time.

On March 12, 2020, Legacy Cyabra established a wholly owned U.S. subsidiary Cyabra Strategy Inc. (the “subsidiary”), for marketing and distribution activity. The subsidiary commenced operations during 2020.

Since October 2023, Israel has been involved in significant military conflicts with Hamas and Hezbollah. In February 2026, hostilities escalated significantly into a direct military conflict involving Israel, the United States, and Iran. While a ceasefire between Israel and Hamas remains largely in effect following the October 2025 agreements, the subsequent outbreak of the conflict with Iran has introduced renewed volatility and uncertainty into the region. Although a partial two-week ceasefire regarding direct regional operations was announced on April 7, 2026, and subsequently extended, the security situation remains fluid.

The Company estimates that at this stage, based on the information it has as of the date of the approval of these financial statements, that current events do not have a material impact on the business results of the Company in the short term. Since this is an event that is beyond the control of the Company, and factors such as the resumption of the war or its cessation may affect the Company’s estimates, as of the date of the report the Company has no ability to estimate the extent of the impact of the war on its business activities and on its results in the medium and long term. The Company continues to regularly monitor the developments on the subject and examines the consequences for its activities and the value of its assets.

C.	Reverse Recapitalization: On July 22, 2024, Legacy Cyabra entered into a merger agreement (the “Merger Agreement”) with Trailblazer Merger Corporation I (“Parent”), a blank-check special purpose acquisition company, Trailblazer Merger Sub, Ltd., a direct, wholly owned subsidiary of Parent (“Merger Sub”), and Trailblazer Holdings, Inc., a direct, wholly owned subsidiary of Parent (“Holdings”). Upon the consummation of the transactions contemplated by the Merger Agreement, (a) Parent will merge with and into Holdings and Holdings will be the survivor of such merger and (b) Merger Sub will merge with and into Legacy Cyabra, with Legacy Cyabra being the surviving entity, following which Merger Sub will cease to exist and Legacy Cyabra will become a wholly owned subsidiary of Parent and will be publicly listed on the Nasdaq.

The aggregate merger consideration to be received by Legacy Cyabra’ shareholders is 7,000,000 shares of Holdings common stock, par value $0.0001 per share (the “Holdings Common Stock”), calculated by dividing (a) $70,000,000 by (b) $10.00 (the “Aggregate Merger Consideration”). On November 7, 2025, Legacy Cyabra signed an amendment to the Merger Agreement, according to which, the Aggregate Merger Consideration was changed to $106,000,000 instead of $70,000,000.

On March 27, 2026, the parties completed the Merger Agreement pursuant to which Holdings merged with Parent, with Holdings continuing as the surviving company of such merger and Merger Sub merged with Legacy Cyabra, with Legacy Cyabra continuing as the surviving company of such merger and a wholly-owned subsidiary of Holdings (the “Merger”). Upon the Closing, three key employees of the Company received 400,000 RSUs of the Company in the aggregate, and are entitled to a one time transaction bonus of $400,000 each.

Upon the effectiveness of the Merger, each outstanding Parent Class A common stock and the sole outstanding Parent Class B common stock was converted into a common share of Holdings on a one-for-one basis. Upon the effectiveness of the Merger, each outstanding ordinary share of Legacy Cyabra was converted into 3.6097 common share of Holdings (the “Conversion Ratio”). Each outstanding Legacy Cyabra warrant and option to purchase one Legacy Cyabra share, was to become exercisable for such number of Holdings common shares as were equal to the Conversion Ratio. The exercise price per Holdings common share of each such converted Legacy Cyabra option and warrant was to be adjusted based on dividing the existing per share exercise price by the Conversion Ratio. The terms of vesting, exercise and/or settlement, as applicable, of such converted options and warrants were to remain the same following such conversion.

Immediately prior to the closing, seven directors were elected to Holdings’s board of directors.

In connection with the closing of the Merger Agreement, the common shares of Holdings are now listed on the Nasdaq Global Market and began trading under the symbol “CYAB”.

The Merger Agreement was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Legacy Cyabra was treated as the accounting acquirer and the Parent was treated as the “acquired” company for financial reporting purposes. Legacy Cyabra was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Legacy Cyabra’s shareholders were to hold approximately 61.8% of the outstanding common stock in Holdings upon the closing of the Merger Agreement;

●	Legacy Cyabra’s senior management were to comprise the senior management of Holdings;

●	The directors nominated by Legacy Cyabra were to constitute a majority of the board of directors of Holdings (six out of seven of the initial directors);

●	Legacy Cyabra’s operations were to comprise the ongoing operations of Holdings; and

●	Legacy Cyabra’s name was to be the name used by Holdings – Cyabra Inc. (in replacement of Trailblazer Holdings, Inc).

Under the reverse recapitalization accounting method, the Merger Agreement was deemed to be the equivalent of a capital transaction in which Legacy Cyabra issued shares for the net assets of the Parent. The net assets of the Parent were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger Agreement are those of Legacy Cyabra.

In accordance with the applicable guidance to reverse recapitalization, the equity structure has been retroactively adjusted in all comparative periods up to the date of the Closing (the “Closing Date”), to reflect the number of Holdings’s Common Shares, $0.0001 par value per share issued to Legacy Cyabra shareholders in connection with the reverse recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Cyabra shareholders prior to the reverse recapitalization have been retroactively restated as shares reflecting the Conversion ratio established pursuant to the Merger Agreement. In conjunction with the reverse recapitalization, Legacy Cyabra’s Ordinary Shares underwent a 1-for-3.6097 conversion.

Underwriters Arrangements

On October 28, 2025, Trailblazer, Holdings, Legacy Cyabra, LifeSci (as defined below) and Ladenburg Thalmann & Co. Inc. (“Ladenburg” and together with LifeSci, the “Underwriters”) have agreed that, in lieu of the payment in cash of certain deferred underwriting commissions owed to the Underwriters in connection with the initial public offering (“IPO”), prior to the closing of the Business Combination Holdings will issue to the Underwriters 207,000 shares of Holdings Common Stock.

On October 28, 2025, Holdings entered into an advisory agreement with Legacy Cyabra and LifeSci Capital LLC (“LifeSci”) pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Legacy Cyabra which will convert into 105,000 Holdings Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in Holdings Shares 90 days after the closing of the Business Combination.

On October 28, 2025, Holdings entered into an advisory agreement with Legacy Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in Holdings Shares 90 days after the closing of the Business Combination.

Attorney Shares

In connection with the Business Combination, on December 18, 2025, Trailblazer, Holdings and Legacy Cyabra entered into a subscription agreement with Loeb & Loeb LLP (“Loeb”), pursuant to which Legacy Cyabra agreed to issue to Loeb, immediately prior to the Closing, a convertible promissory note (the “Loeb Note”) in payment for certain legal fees and expenses due and owing by Trailblazer to Loeb through the closing of the Business Combination. The Loeb Note is expected to initially be convertible into securities of Legacy Cyabra and, upon the Closing, be assumed by Holdings and automatically convert into 1,000,000 shares of Combined Company Common Stock (the “Loeb Shares”).

From and after the closing of the Business Combination, Loeb shall have the right to sell or otherwise dispose of the Loeb Shares in its sole discretion, at market prices, at prices related to such market prices, or at negotiated prices. Any net proceeds actually received from the sale of Loeb Shares shall be deemed to be payment, on a dollar for dollar basis, of fees owed to Loeb. To the extent that the total fee obligation is not fully paid from such net proceeds, Holdings and Legacy Cyabra shall be jointly and severally liable, pursuant to the terms of the note issuance agreement.

Upon payment in full of the total fee obligation and any premium, Loeb shall surrender to Holdings any unsold Loeb Shares.

In connection with the Business Combination, on December 18, 2025, Trailblazer, Holdings and Legacy Cyabra entered into a subscription agreement with Lowenstein Sandler LLP (“Lowenstein”), pursuant to which Legacy Cyabra agreed to issue to Lowenstein, immediately prior to the Closing, a convertible promissory note (the “Lowenstein Note”) in payment for certain legal fees and expenses due and owing by Legacy Cyabra to Lowenstein through the closing of the Business Combination. The Lowenstein Note is expected to initially be convertible into securities of Legacy Cyabra and, upon the Closing, be assumed by Holdings and automatically convert into 1,000,000 shares of Combined Company Common Stock (the “Lowenstein Shares”).

From and after the closing of the Business Combination, Lowenstein shall have the right to sell or otherwise dispose of the Lowenstein Shares in its sole discretion, at market prices, at prices related to such market prices, or at negotiated prices. Any net proceeds actually received from the sale of Lowenstein Shares shall be deemed to be payment, on a dollar for dollar basis, of fees owed to Lowenstein. To the extent that the total fee obligation is not fully paid from such net proceeds, Holdings and Legacy Cyabra shall be jointly and severally liable, pursuant to the terms of the note issuance agreement.

In consideration of Lowenstein’s agreement to enter into the note issuance agreement Lowenstein shall have the right to receive a premium if the total fee obligation is not paid in full by a certain date. Upon payment in full of the total fee obligation and any premium, Lowenstein shall surrender to Holdings any unsold Lowenstein Shares.

Sponsor Promissory Note

On December 4, 2025, Parent entered into an amendment to the Second Amended and Restated Promissory note with the Parent’ sponsor (“Sponsor”), which still provides that in the event that Parent completes an initial Business Combination, all of the outstanding principal balance will convert into new classes of preferred stock of Parent or its successor with a total stated value of such preferred stock equal to 300% (100% Series B + 200% Series C) of the outstanding principal amount.

Upon the closing of the Business Combination, the Second Amended and Restated Promissory Note from Trailblazer to the Sponsor (as amended as of February 11, 2026) in the principal amount of $5.33 million was converted into preferred shares of Holdings with a stated value of $15.99 million. The outstanding principal balance converted into preferred stock with a total stated value of such preferred stock equal to 300% of the outstanding principal amount as follows: (a) the first 100% of the outstanding principal balance converted into shares of Holdings Series B Preferred Stock with an aggregate stated value equal to 100% of the outstanding principal amount, and (b) the remaining 200% of the outstanding principal balance converted into Holdings Series C Preferred Stock with a total stated value equal to 200% of the outstanding principal amount, which is classified as permanent equity.

PIPE Financing

Concurrently with the closing of the Business Combination, Holdings raised $8,000 via a private placement (the “PIPE Financing”), in which the investors will receive Holdings Series B Preferred Stock and warrants.

D.	Going Concern: The Company has a limited operating history and faces a number of risks, among them: uncertainties regarding demand and market acceptance of the Company’s products, the effects of technological changes, competition and the development of new products. Additionally, other risk factors exist such as the ability to manage growth, the loss of key personnel and the effect of planned expansion of operations on the future results of the Company.

As from the date it commenced operations, the Company has devoted substantially all of its financial resources to develop its products and has financed its operations primarily through the issuance of equity securities and loans. The Company had accumulated losses in the amount of $58,143 thousand as of March 31, 2026. Cash flow used in operating activities was $2,598 thousand for the three months period ended March 31, 2026. In addition, the Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and with increased business development efforts. The amount of the Company’s future net profits or losses will depend, in part, on the rate of its future expenditures, its ability to generate significant revenues from the sale of its products, and its ability to obtain funding through the issuance of securities, strategic collaborations or grants. Based on the projected cash flows and cash balance as of March 31, 2026, management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue its operating activities, including the development and marketing of its products for a period of 12 months from the balance sheet date of these consolidated financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing commercialization of the Company’s products and securing sufficient funding through the sale of additional equity securities. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient funding, it may need to reduce activities, curtail or even cease operations. The consolidated financial statements do not include any adjustments relating to the carrying amounts and classification of assets, liabilities, and reported expenses that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Significant Accounting Policies

A. Unaudited condensed consolidated financial statements

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated interim financial statements are comprised of the financial statements of the Company. In management’s opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair statement if its financial position as of March 31, 2026, and its results of operations for the three months periods ended March 31, 2026 and 2025, and cash flows for the three months periods ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026. The condensed consolidated interim balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain amounts have been reclassified to a separate line item.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Legacy Cyabra’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.

The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited annual financial statements of Legacy Cyabra included in the definitive proxy statement/prospectus filed with the SEC on March 27, 2026, but does not include all of the information and footnotes required under GAAP for a complete set of financial statements.

Following the Closing, the financial information included in these unaudited condensed consolidated financial statements includes the balances and results of operations of Holdings, which has become the reporting entity, and consolidates the balances and activity of Legacy Cyabra. Prior to the Closing, all references to Cyabra are related to the balances and activity of Legacy Cyabra. All intercompany balances have been eliminated in consolidation.

B. Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Information about assumptions made by the Company with respect to the future and other reasons for uncertainty with respect to estimates that have a significant risk of resulting in a material adjustment to carrying amounts of assets and liabilities in the next financial year are included in the following notes:

-        Fair value measurement of financial instruments

The Company accounts for financial liabilities arising from warrants, safes and convertible notes at fair value through profit or loss. The fair values of these instruments are determined by using economic methods for evaluation. For information on details regarding fair value measurement and sensitivity analysis see Note 3 regarding financial instruments.

-        Share-based payment awards

The fair value of each option award is estimated on the date of grant using the Black and Scholes option-pricing model. For the assumptions used to measure the share-based payments awards — see note 3.

C.       Fair value of financial Instruments

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 —Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The financial instruments of the Company consist mainly of cash and cash equivalents, short-term restricted deposit, accounts receivable, other current assets, trade accounts payable, other current liabilities and loans. In view of their nature, the fair value of the financial instruments is usually identical or substantially similar to their carrying amounts.

D.    Credit Risk

The Company’s cash and cash equivalents balance is denominated mainly in US dollars and New Israeli Shekels.

The Company does not have a significant concentration of credit risks. The cash of the Company is deposited in Israeli and U.S. banking corporations. In the estimation of the Company’s management, the credit risk for these financial instruments is low. In the estimation of the Company’s management, it does not have any material expected credit losses.

E.      Recently Adopted accounting pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised ASUs until it is required to comply with such updates, which is generally consistent with the adoption dates of private companies.

Note 3 — Financial Instruments

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	USD	USD	USD	USD
	thousands	thousands	thousands	thousands
Financial liabilities
Warrant Liability (PIPE)	$-	$-	$142	$142
Total	$-	$-	$142	$142

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	USD	USD	USD	USD
	thousands	thousands	thousands	thousands
Financial liabilities
2024 Convertible Notes	$-	$-	$12,869	$12,869
Warrants Liability	-	-	370	370
Total	$-	$-	$13,239	$13,239

Warrants liability

In May 2022, Legacy Cyabra signed a warrant agreement with Bank Hapoalim (the “Bank”) in the amount of $180 thousand, see note 6.A to the Legacy Cyabra’ audited financial statements for the year ended December 31, 2025.

Up until the Merger, the warrant is precluded from equity classification and is classified as a liability measured at fair value with changes in value recognized in the consolidated statement of operations.

The warrant’s liability’s fair value was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

As of December 31, 2025, the warrants were valued using a probability weighted expected return method (“PWERM”) valuation approach of two liquidation scenarios as follow: (1) a distribution in case of an IPO scenario, including a merger with a SPAC, with 95% probability as of December 31, 2025, in which the share capital will convert to common stocks and will be distributed at a price per stock equal to the Company value on the date of the IPO, divided by the total number of stocks and (2) a distribution in case of a merger and acquisition scenario, with 5% probability as of December 31, 2025, in which the total consideration will be distributed in accordance with the Liquidation Preferences and SAFE terms of each class of the stocks. For the IPO scenario the valuation based on the management’s assumption for its equity value, and discounted the equity value by the Company WACC of 25%. For the M&A scenario, the valuation used the Monte Carlo simulation. The Monte Carlo simulation included the following inputs:

December 31,
2025
Expected term	3 years
Expected volatility	53.56%
Risk-free interest rate	3.63%
Expected dividend yield	-

Upon the consummation of the Merger on March 27, 2026, the Company re-evaluated the terms of the Hapoalim Warrants in the context of the public company capital structure and finalized legal interpretations. Management determined that the Warrants met the requirements for equity classification under ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity”, as it is indexed to the Company’s own stock and is capable of settlement in shares within the Company’s control.

As a result, on the date of the Merger, the Hapoalim Warrant was remeasured to its fair value of $390 thousand, and the liability was reclassified to additional paid-in capital (permanent equity). No further remeasurement of the Hapoalim Warrant was required as of March 31, 2026.

The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for the three months ended March 31, 2026, is summarized below.

Warrant liability at December 31, 2025	$370
Change in fair value of warrant liability	20
Reclassification to equity	(390)
Warrant liability at March 31, 2026	$-

Convertible notes

On July 22, 2024, Legacy Cyabra entered into a Merger Agreement, see note 1.C.

On July 22, 2024, as part of the Merger Agreement, Alpha Capital Anstalt, a Liechtenstein Anstalt, an affiliate of the Sponsor, provided Legacy Cyabra a loan in an aggregate amount of $3,400 thousand in the form of convertible promissory notes (collectively, the “2024 Convertible Notes”) provided that Legacy Cyabra will have the ability to raise an additional $2,600 thousands (for a total aggregate amount of $6,000 thousands).

During the period from June until December 2024, and as a part of the 2024 Convertible Notes described above, Legacy Cyabra entered into agreements with several investors for issuance of convertible notes, for a total consideration of approximately $6,000 thousand.

In February 2025, Legacy Cyabra issued to Alpha Capital Anstalt, an affiliate of the Sponsor, a promissory note with a principal amount of $1,000 thousand. In December 2025, and since the promissory note was not repaid by then, Alpha Capital Anstalt and Legacy Cyabra signed an amendment to the promissory note, agreeing that it will be exchanged for a convertible note that is identical to the 2024 Convertible Notes.

The Convertible Notes converted as part of the Business Combination into Series B Preferred Stock of Legacy Cyabra, which were then converted to Holdings Series A Preferred Stock.

As of December 31, 2025, the 2024 Convertible Notes are in the legal form of a debt and thus in the scope of ASC 470. Legacy Cyabra elected the fair value option for the 2024 Convertible Notes. Thus, the 2024 Convertible Notes were measured at fair value with subsequent changes recognized in the consolidated statement of operations.

As of December 31, 2025, the 2024 Convertible Notes were valued using a PWERM valuation approach of two liquidation scenarios as follow: (1) a distribution in case of an IPO scenario, including a merger with a SPAC, with 95% probability as of December 31, 2025, in which the share capital will convert to common stocks and will be distributed at a price per stock equal to Legacy Cyabra’s value on the date of the IPO, divided by the total number of stocks and (2) a distribution in case of an M&A scenario, with 5% probability as of December 31, 2025, in which the total consideration will be distributed in accordance with the Liquidation Preferences and SAFE terms of each class of the stocks. For the IPO scenario, the valuation was based on the management’s assumption for its equity value, and discounted the equity value by the Company’s WACC of 25%. For the M&A scenario, the valuation used the Monte Carlo simulation. The Monte Carlo simulation included the following inputs:

December 31,
2025
Expected term	3 years
Expected volatility	53.56
Risk-free interest rate	3.63
Expected dividend yield	-

Upon the consummation of the Merger on March 27, 2026, the 2024 Convertible Notes were converted to equity. On the date of the Merger, the 2024 Convertible Notes were remeasured to its fair value of $12,676 thousand, and the liability was reclassified to additional paid-in capital (permanent equity). No further remeasurement of the 2024 Convertible Notes was required as of March 31, 2026.

The change in the fair value of the 2024 Convertible Notes liability measured utilizing Level 3 inputs for the three months ended March 31, 2026, is summarized below.

2024 Convertible Notes liability at December 31, 2025	$12,869
Change in fair value of convertible notes liability	(193)
Reclassification to equity	(12,676)
2024 Convertible Notes liability at March 31, 2026	$-

Series A, B and C Preferred Shares

The Company’s series A, B and C preferred shares (“Preferred Shares”) were issued as part of the Business Combination. Each Preferred Share has a par value of $0.0001 per share and a stated value of $1,000.

Holders are entitled to dividends equal to those paid on common stock, on an “as-if-converted-to-common-stock” basis.

No additional dividends are paid beyond those tied to common stock.

Preferred stock generally has no voting rights.

In the event of liquidation, holders are entitled to receive the stated value ($1,000 per share) plus accrued dividends before any distribution to common stockholders.

If assets are insufficient, distributions are made ratably among preferred stockholders.

Holders can convert their preferred stock into common stock at any time, based on the stated value divided by the conversion price.

The conversion price is subject to adjustments based on corporate actions like stock splits, dividends, or reclassifications.

Conversion is restricted to ensure holders do not own more than 9.99% of the Corporation’s outstanding common stock.

The Preferred Shares have standard adjustments and Protections, such as adjustments to the conversion price are made for stock dividends, splits, or reclassifications. Also- holders are entitled to participate in rights offerings and distributions as if their preferred stock had been fully converted to common stock.

Fundamental Transactions- in the event of mergers, asset sales, or other major corporate changes, holders are entitled to receive equivalent consideration as common stockholders.

If the Company issues common stock or equivalents at a price lower than the conversion price, the conversion price is adjusted downward, subject to a floor price.

In the event that, within 18 months following the closing date, the company issues any securities at an effective per-share price lower than the then-current conversion price of the Preferred Share, the conversion price will be adjusted to that lower price, and the number of shares issuable upon conversion of the preferred stock will increase accordingly. This adjustment is subject to a floor, which will be the greater of (i) USD 0.10, or (ii) 20% of the closing bid price of the common stock on the date immediately preceding the Merger date.

The Preferred Shares are classified as equity with all embedded features closely related to the host equity contract. The shares are presented within permanent equity under ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, since upon a liquidation event, holders of equally and more subordinated equity instruments would also be entitled to receive the same form of consideration.

PIPE Warrants

In connection with the PIPE Investment, Holdings will issue the warrants to the PIPE investors (the “PIPE Warrants”). Each PIPE Warrant will entitle the holder to purchase shares of Holdings Common Stock upon the terms summarized below.

Each PIPE Warrant will entitle the holder to purchase shares of Holdings Common Stock at an exercise price of $11.50 per share, subject to adjustment (as described below). The PIPE Warrants will be exercisable at any time beginning on the initial exercise date and will expire at 5:00 p.m. (New York City time) on the one-year anniversary of the initial exercise date, unless earlier terminated in accordance with their terms.

The warrant is precluded from equity classification and is classified as a liability measured at fair value with changes in value recognized in the consolidated statement of operations.

The warrant’s liability’s fair value was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

As of March 27, 2026 and March 31, 2026, the warrants were valued using the Monte Carlo simulation. The Monte Carlo simulation included the following inputs:

March 31,
2026
Expected term	Until September 25, 2026
Expected volatility	65.29%
Share price	$1.85

The change in the fair value of the PIPE warrant liabilities measured utilizing Level 3 inputs for the three months ended March 31, 2026, is summarized below.

PIPE warrant liability at March 27, 2026	1,229
Change in fair value of PIPE warrant liability	(1,087)
PIPE warrant liability at March 31, 2026	$142

Note 4 — Share Based Compensation

The stock-based expense recognized in the financial statements for services received is related to research and development (“R&D”), sales and marketing (“S&M” and general and administrative (“G&A”) expenses as shown in the following table:

	Three months ended March 31,
	2026	2025
	USD thousands	USD thousands
Stock-based compensation expense – Research and development	$2,693	$536
Stock-based compensation expense – sales and marketing	93	226
Stock-based compensation expense – general and administrative	1,422	627
Total	$4,208	$1,389

In June 2020, Legacy Cyabra adopted the 2020 Share Option Plan for Legacy Cyabra’s officers, directors, employees, consultants and other service providers.

On February 10, 2026, Legacy Cyabra granted of a total of 65,797 options to its employees.

Upon the closing of the Business Combination on March 27, 2026, and pursuant to the Merger Agreement, the Key Employees received a total of 400,000 restricted stock units (“RSUs”) to purchase shares of Holdings Common Stock pursuant to the 2026 Plan. The RSUs are fully vested as of the closing of the Business Combination. Accordingly, the Company recognized the full compensation expense based on the fair value of the RSUs at the grant date, with a corresponding credit to additional paid-in capital.

In addition to the above, the Company recognized stock-based expense of $1,009 thousands with connection to the shares granted to LifeSci, see note 1.C.

During the three months period ended March 31, 2026, 2,978 options were exercised and 20,638 options expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table.

2026 Grants
Dividend yield	$-
Expected volatility	60.78 – 61.84%
Risk-free interest	3.77-3.82%
Expected term	5.64 – 6.13 years
Exercise price	$0.16 – 9.37
Share price	$11
Total fair value (USD Thousands)	$626

Note 5 — Loss per Share

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Series A, B and C convertible preferred shares and redeemable convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares on an as-if converted basis. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2026	2025
Net loss attributable to Class A common stockholders	(10,770)	(3,314)
Deduct redeemable convertible preferred shares cumulative dividend	-	(139)
Net loss attributable to Class A common stockholders	(10,770)	(3,453)
Weighted average number of ordinary shares (thousands of shares), basic and diluted	3,471,031	2,356,837
Net loss per share attributable to ordinary shareholders, basic and diluted	$(3.10)	$(1.47)

In computing diluted loss per share for the three month ended March 31, 2026 and 2025, no account was taken of the potential dilution that could occur upon the exercise of warrants, options and RSUs granted under employee stock compensation plans, and contingently issuable shares as well as the impact of the Convertible notes and convertible preferred shares, amounting to 8,288 thousand and 6,231 thousand shares outstanding, as of March 31, 2026 and 2025, respectively, since they had an anti-dilutive effect on net loss per share.

Note 6 — Segment Information

The Company operates as a single operating segment and addresses the threat of fake news for brands and the public sector and provide a software which identifies bad actors online and mitigates the threat in real-time. The company’s CODM is its Chief Executive Officer (CEO). The CODM reviews the Company’s performance on a consolidated basis. The CODM evaluates the Company’s performance and allocates resources by reviewing financial metrics like budget versus actual results and expenditures, as well as cash balances. This enables strategic adjustments to support operational and financial goals. As such, the segment’s loss is the Company’s consolidated net loss and the segment’s assets are the Company’s consolidated cash and cash equivalents.

Segment disclosures

The CODM reviews the Company’s results on a consolidated basis. As such, information on segment loss and significant expenses is similar to the Company’s consolidated statements of operations. The CODM is also regularly provided with information on significant expenses and cash and cash equivalents balances, as follow:

	Three months ended March 31,
	2026	2025
	USD thousands	USD thousands
Revenues	$1,415	$1,260
Less:
Cost of revenues	192	196
R&D expenses- excluding stock-based compensation expenses	2,815	1,315
S&M expenses- excluding stock-based compensation expenses	1,162	1,510
G&A expenses- excluding stock-based compensation expenses	3,853	888
Stock based compensation expenses	5,217	1,389
Operating loss	(11,824)	(4,038)

Finance expenses	(1,054)	(724)
Net loss	(10,770)	(3,314)
Cash and cash equivalents	$3,122	$688

Note 7 — Revenues

Contract Assets and Liabilities

The following table provides information about accounts receivables and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
	USD thousands
Accounts receivables	$216	$269
Contract liabilities (deferred revenues) – short term	$2,288	$2,816
Contract liabilities (deferred revenues) – long term	$41	$115

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2026, the Company’s remaining performance obligations were $4,794 thousand, of which the Company expects to recognize $3,819 thousand and $975 thousand as revenue within one year and beyond one year, respectively.

Note 8 — Significant Events During the Reporting Period

A.	On January 8, 2026, Legacy Cyabra received a $200 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or January 22, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. The note was repaid at the closing of the business combination.

B.	On February 5, 2026, Legacy Cyabra received a $1,000 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or February 18, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. As of the date of these financial statements, this note was due but was not yet repaid.

C.	On January 14, 2026, Legacy Cyabra received a bridge loan from the Bank in the amount of $524 thousand. The loan bears interest of 10.50% per year and was repaid on January 31, 2026.

D.	On February 5, 2026, Holdings entered into additional subscription agreements with certain investors providing for an additional $2.0 million private placement investment in Holdings. Such additional PIPE Investment was entered into on substantially the same terms as the previously disclosed $6.0 million PIPE financing. As a result of the additional PIPE investment, the total committed PIPE financing has been increased to $8.0 million.

E.	On March 2, 2026, Legacy Cyabra received a bridge loan from the Bank in the amount of $131 thousand. The loan bears interest of 10.50% per year and will be repaid on March 16, 2026. The loan was repaid and received again, bearing an interest of 11% per year, and was repaid on March 26, 2026.

F.	On March 9, 2026, Legacy Cyabra received $450 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or March 19, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. As of the date of these financial statements, this note was due but was not yet repaid.

G.	On March 13, 2026, Legacy Cyabra received $350 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or March 27, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. The note was repaid at the closing of the business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 27, 2026 (the “Effective Time” or “Closing”), Cyabra Strategy Ltd. (“Legacy Cyabra”) and Trailblazer Holdings, Inc. (“Holdings”) consummated the business combination (the “Business Combination”) as contemplated by a definitive business combination agreement and Holdings changed its name to Cyabra, Inc. (the “Company” or “Cyabra”). As a result, the financial statements of Legacy Cyabra are now the financial statements of the Company. The following discussion and analysis of the financial condition and results of operations should be read together with our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, and the related notes included elsewhere in this Quarterly Report on Form 10-Q and Legacy Cyabra’s audited financial statements for the year ended December 31, 2025 and the related notes incorporated by reference into the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026.

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this section, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	expectations regarding our strategies and future financial performance, including our future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives and pursue acquisition opportunities;

●	the outcome of any legal proceedings that may be instituted against us following the Closing;

●	our ability to successfully integrate and operate as a public company following the Business Combination, including our ability to maintain effective internal controls, comply with reporting obligations, and manage increased legal, regulatory, and compliance costs;

●	our expectations regarding future revenue growth, contract renewals, customer demand, and the conversion of bookings and annualized recurring revenue into recognized revenue, which are subject to the timing of customer purchasing decisions, contract terms, and revenue recognition requirements;

●	the ability to recognize the anticipated benefits of the Business Combination;

●	the ability to retain key executives;

●	limited liquidity and trading of our securities;

●	geopolitical risk and changes in applicable laws or regulations;

●	the size of the addressable markets for our products and services;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;

●	the ability to obtain and/or maintain the listing of the Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”); and

●	operational risk.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part II-Item 1A-Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS OF CYABRA

The following discussion and analysis of Cyabra’s financial condition and results of operations should be read in conjunction with Cyabra’s consolidated financial statements and the notes related thereto which are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report.

Overview

Cyabra is an entity that was formed for the purpose of effecting the Business Combination and now serves as a publicly-traded company. Its fully owned subsidiary is Legacy Cyabra, an Israeli company that was formed on July 13, 2017. Cyabra uncovers disinformation spread online. Disinformation diminishes trust, creates false or negative narratives and content and sows dissension. Creators of disinformation may be sponsored by foreign governments, competitors, or other third parties with significant resources and access to highly sophisticated generative artificial intelligence tools that generate and spread fake content. They use these tools to create bot networks and fake social media accounts to disseminate disinformation, inciting fear, anger and distrust and making us question everything we see or read. These tools make it difficult for the targets of the disinformation, whether they are corporations or public sector agencies, to detect and combat its spread. In many cases, these targets do not have the tools or expertise to effectively identify or counteract the threat. As fake accounts using enhanced AI tools appear more and more authentic, the line between real and fake is disappearing. Cyabra combats disinformation by leveraging advanced artificial intelligence (“AI”) and machine learning technologies to monitor and analyze online conversations in real-time. Developed by experts in information warfare, Cyabra’s platform collects publicly available data from social media and news sites. The platform applies Cyabra’s proprietary algorithms to assess authenticity and sentiment, enabling Cyabra to identify fake accounts, uncover harmful narratives, detect GenAI text and images, and filter between real and fake profiles, helping customers protect their brand reputation and ensure the authenticity of online discourse about them.

Cyabra analyzes patterns typical of fake profiles spreading harmful narratives, tracking the source and spread of information to measure its reach and impact. This comprehensive approach enables customers to understand narratives, discover trends, and identify attempts to influence public opinion, safeguarding public trust and maintaining the integrity of online spaces against long-established disinformation threats as well as newer AI-driven harms.

Components of Operating Results

Revenue

Cyabra offers its technology solution primarily on a software as a service (SaaS) subscription basis under which customers purchase a subscription to access Cyabra’s suite of tools through a website hosted by a third-party service provider. Subscriptions are non-refundable and generally have terms ranging from several months to three years. These customers receive access to the website through a secure connection. Certain customers, particularly governmental agencies, may want or need to host Cyabra’s application on their own server network. Where appropriate, Cyabra will sell licenses to such customers, which have a term of two to three years, under which the customers have the ability to install the application locally. Other potential customers may want to access Cyabra’s tools for a limited purpose or for a limited period of time, such as for tracking the reaction of customers to a promotion or a change in the user’s business practices. Other potential users wish to sample the utility of Cyabra’s solution before committing to a long-term subscription. For these customers, Cyabra provides managed services, under which a customer pays fees for a report or a package of several reports prepared by Cyabra directly based on agreed-upon criteria using its own in-house resources. Cyabra recognizes revenue from its SaaS and on-premises services ratably over the period in which the services are rendered. Cyabra’s customers usually pay for the services in advance for the duration of the subscription or license which is recorded as deferred revenue and amortized ratably over the term of the subscription or license. Revenues relating to managed services are recognized at the point in time at which the deliverable is transferred to the customer.

Legacy Cyabra began offering its application to customers in 2022 and to date has generated limited revenues. Consequently, Cyabra has funded its operations principally through the issuance of Ordinary and Preferred Shares. Cyabra’s ability to generate significant revenues and achieve profitability depends on its ability to successfully continue to develop and commercialize its application and solutions provided by its applications. As of March 31, 2026, Cyabra had an accumulated deficit of approximately $58.1 million. Cyabra expects to incur significant expenses and operating losses in the future as it grows its business and continues to develop and commercialize its application and solutions provided by its applications. Furthermore, Cyabra expects to incur additional costs associated with operating as a public company. Cyabra will need to generate significant revenues to achieve profitability and may never do so.

Cost of Revenues

Cost of revenues consists primarily of costs of servers and royalties paid to the Israel Innovation Authority. Cyabra expects its cost of revenues to increase as its business grows and it continues to develop and commercialize its application and solutions provided by its applications.

Operating Expenses

Cyabra’s current operating expenses consist of research and development expenses, sales and marketing expenses, and general and administrative expenses.

Research and Development Expenses

Cyabra’s research and development expenses consist of salaries and related personnel expenses, share-based payments expenses, software and storage expenses, consultants, rental fees, and other related research and development expenses. Cyabra expenses research and development costs as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related costs, including salaries and share-based compensation, as well as consulting fees, travel expenses and other sales and marketing costs. Cyabra expects that sales and marketing expenses will increase in the future as Cyabra increases its commercialization efforts.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses, share-based payments expenses, professional services, travel expenses, and other general and administrative expenses. Cyabra expects that general and administrative expenses will increase in the future as Cyabra increases its general and administrative headcount to support the commercialization of its products. Cyabra also expects to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, directors and officers insurance, and investor and public relations costs.

Finance Expense and Income

Finance expense and income mainly consist of interest expenses, revaluation of financial liabilities, bank fees, and exchange rate differences.

Select Performance Metrics and Non-GAAP Financial Measures

Cyabra uses annualized recurring revenues (“ARR”) as a performance metric in managing its business. Cyabra defines ARR as of a specific date as the annualized recurring revenue of signed term-based contracts from all customers with a term of at least 12 months. ARR is calculated by dividing the total contract value of each signed contract with a term of at least 12 months by the number of years in the term. ARR represents the annualized contract value for all contractually binding term-based contracts at the end of a period. Management uses ARR to understand customer trends and the overall health of Cyabra’s business, helping it to formulate strategic business decisions.

ARR is not defined in GAAP and is not derived from accounting principles generally accepted in the United States (“GAAP”) measure. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

The metrics Cyabra uses to evaluate its business are periodically reviewed and revised to reflect changes in its business. Because Cyabra commenced offering its application in 2022, is still developing and implementing its commercial business strategy and is at an early stage of its commercial operations, it does not believe that metrics related to customer retention or renewals are reliable metrics on which to measure its performance and management does not use such metrics to manage Cyabra’s business. Such metrics may become relevant once Cyabra has a longer history of performance.

In addition, we believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as management. As these measures are not financial measures calculated in accordance with GAAP, they should not be considered as substitutes for financial measures that have been calculated in accordance with GAAP. We primarily review the following non-GAAP measures when assessing our performance:

Adjusted EBITDA

In addition to our financial results determined in accordance with GAAP, we believe Adjusted EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
	USD Thousands	USD Thousands
Net loss	(10,770)	(3,314)
Depreciation and amortization	14	14
Income taxes	-	-
Finance income, net	(1,054)	(724)
EBITDA	11,810	4,024
Stock based compensation expenses (1)	5,217	1,389
Non-recurring expenses related to the Business Combination (2)	3,438	-
Adjusted EBITDA	(3,155)	(2,635)

(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2)	Represents non-recurring costs related to our Business Combination, including bonus expenses to several employees in connection with the Business Combination.

Critical Accounting Policies

Cyabra’s consolidated financial statements are prepared according to GAAP, assuming Cyabra will continue as a going concern.

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Information about assumptions made by Cyabra with respect to the future and other reasons for uncertainty with respect to estimates that have a significant risk of resulting in a material adjustment to carrying amounts of assets and liabilities in the next financial year are included in Cyabra’s financial statements and accompanying notes.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following table summarizes Cyabra’s results of operations for the three months ended March 30, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	USD Thousands	USD Thousands
Revenues	1,415	1,260
Cost of revenues	192	196
Gross profit	1,223	1,064
Operating costs and expenses
Research and development expenses	5,508	1,851
Sales and marketing expenses	1,255	1,736
General and administrative expenses	6,284	1,515
Total operating loss	11,824	4,038
Financing income, net	(1,054)	(724)
Loss before taxes on income	(10,770)	(3,314)
Taxes on Income	-	-
Net loss for the year	(10,770)	(3,314)

Revenues

Revenues for the three months ended March 31, 2026 were approximately $1.4 million, an increase of approximately $0.2 million, or 12%, compared to approximately $1.3 million for the three months ended March 31, 2025. The reason for the increase in revenues was due to new customers using Cyabra’s products that joined during 2026 contributed approximately $0.2 million to the revenues for the three months ended March 31, 2026, in addition to increased revenues recognition from existing customers, which was partially offset by customers that did not renew their contracts in 2026.

ARR

Cyabra’s ARR was approximately $7.0 million as of March 31, 2026, compared to approximately $5.9 million as of March 31, 2025. While year-over-year revenue grew by 12%, our ARR saw a more substantial increase of 19%. This performance reflects a strong surge in booking activity from new customers during the latter part of the last year. While the revenue recognition rules mean these deals only contributed marginally to this quarter’s top line, the growth in ARR serves as a key leading indicator for the accelerated revenue we expect to realize in the coming year.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2026 was approximately $0.2 million, a similar level compared to approximately $0.2 million for the three months ended March 31, 2025. The similar level in cost of revenues, although the revenues were higher, was primarily due to improved servers costs efficiencies.

Gross Profit

Gross profit for the three months ended March 31, 2026 was approximately $1.2 million, an increase of approximately $0.2 million, or 15%, compared to approximately $1.1 million for the three months ended March 31, 2025. The increase resulted from an increase in our revenues and improved servers costs efficiencies.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were approximately $5.5 million, an increase of approximately $3.7 million, or 198%, compared to approximately $1.9 million for the three months ended March 31, 2025. The increase resulted primarily from an increase in payroll and related personnel expenses, as well as share-based payment expenses of $2.7 million, mainly as a result of expenses recognized as a result of the closing of the Business Combination.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2026 were approximately $1.3 million, a decrease of approximately $0.5 million, or 28%, compared to approximately $1.7 million for the three months ended March 31, 2025. The decrease resulted primarily from a decrease in payroll and related expenses, sales commissions and share-based payment expenses, as a result of higher level of marketing activities in the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $6.3 million, an increase of approximately $4.8 million, or 315%, compared to approximately $1.5 million for the three months ended March 31, 2025. The increase resulted primarily from an increase in professional services expenses, as well as share-based payment expenses of $2.4 million, as a result of the closing of the Business Combination.

Operating Loss

Operating loss for the three months ended March 31, 2026 was approximately $11.8 million, an increase of approximately $7.8 million, or 193%, compared to approximately $4.0 million for the three months ended March 31, 2025, primarily as a result of share-based payment expenses of $5.2 million, and one-time non-recurring expense of $3.4 million related to the Business Combination, as well as an increase in expenses.

Finance Expense and Income

Finance income for the three months ended March 31, 2026 was approximately $1.1 million, an increase of approximately $0.3 million, or 46%, compared to finance income of approximately $0.7 million for the three months ended March 31, 2025. The increase was primarily attributable to higher non-cash gains recognized from the remeasurement of financial liabilities measured at fair value during the period.

Total Loss

Total loss for the three months ended March 31, 2026 was approximately $10.8 million, an increase of approximately $7.5 million, or 225%, compared to approximately $3.3 million for the three months ended March 31, 2025, primarily as a result of share-based payment expenses of $5.2 million, and one-time non-recurring expense of $3.4 million related to the Business Combination, as well as an increase in expenses.

Liquidity and Capital Resources

Since our inception through March 31, 2026, we have funded our operations principally with issuances of shares, as well as receipt of loans. As of March 31, 2026, our cash and cash equivalents balance was $3.1 million.

The table below present our cash flows for the three months periods ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
	USD Thousands	USD Thousands
Operating Activities	(2,598)	(1,273)
Investing Activities	(5)	(12)
Financing Activities	5,624	1,060
Net increase (decrease) in cash	3,021	(225)

Operating Activities

Net cash used in operating activities was approximately $2.6 million during the three months ended March 31, 2026, compared to approximately $1.3 million during the three months ended March 31, 2025. The increase is mainly attributed to an increase in net loss.

Investing Activities

Net cash used in investing activities was approximately $0.005 million during the three months ended March 31, 2026, compared to approximately $0.01 million during the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was approximately $5.6 million during the three months ended March 31, 2026, compared to approximately $1.1 million during the three months ended March 31, 2025. The increase resulted primarily from proceeds from a private investment in public equity transaction during the three months ended March 31, 2026.

Liquidity and Capital Resources

Cyabra will need to raise additional capital to support its operations until such time, if any, as it is able to generate sufficient cash to fund its working capital requirements. Cyabra may not be able to obtain additional financing on acceptable terms, or at all. To the extent that Cyabra raises additional capital through the future sale of equity or debt, the ownership interest of its shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of Cyabra’s existing shareholders. If Cyabra raises additional funds through partnerships or strategic alliances in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or products or grant licenses on terms that may not be favorable to Cyabra.

If Cyabra is unable to raise additional funds when needed, Cyabra may be required to delay, limit, reduce or terminate its product development or future commercialization efforts.

In connection with Cyabra’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that Cyabra currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs. There are no assurances however, that Cyabra will be successful in obtaining the level of financing needed for its operations. If Cyabra is unsuccessful in commercializing its products and securing sufficient funding, it may need to reduce activities, curtail, or even cease operations. The consolidated financial statements do not include any adjustments relating to the carrying amounts and classification of assets, liabilities, and reported expenses that might be necessary should Cyabra be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Cyabra did not have any off-balance sheet arrangements as of March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information called for by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II

ITEM 1. LEGAL PROCEEDINGS.

We may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that may be, individually or in the aggregate, material to us.

ITEM 1A. RISK FACTORS.

Our business is subject to substantial risks and uncertainties. An investment in our securities involves a high degree of risk. The information presented below supplements the risk factors previously disclosed in “Part I, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 26, 2026 (our “Annual Report”) and in “Form 10 Information – Risk Factors” in our Current Report on Form 8-K, as filed with the SEC on March 31, 2026 (the “Form 8-K”). In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report and in “Form 10 Information – Risk Factors” in Form 8-K, as supplemented by the information below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and Form 8-K, as supplemented by the information below, may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Risks Relating to the Ownership of the Common Stock

We may not be able to maintain the listing of our securities on Nasdaq.

Our securities are listed on the Nasdaq Global Market. If we violate Nasdaq listing requirements, our securities may be delisted. On May 13, 2026, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not currently in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires listed securities to maintain a minimum market value of listed securities (“MVLS”) of $50 million. According to the Notice, our MVLS had been below $50 million for 30 consecutive business days from March 27, 2026 through May 12, 2026. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided with a compliance period of 180 calendar days, or until November 9, 2026, to regain compliance with the minimum MVLS requirement.

The Notice has no immediate effect on the listing or trading of our common stock on the Nasdaq Global Market. If at any time during the compliance period our MVLS closes at $50 million or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance with the applicable requirement, and the matter will be closed.

We intend to actively monitor our MVLS and evaluate available options to regain compliance with Nasdaq’s continued listing requirements. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) or maintain compliance with the other continued listing requirements of the Nasdaq Global Market.

If we fail to regain compliance with the minimum MVLS requirement for continued listing on the Nasdaq Global Market, but satisfy the initial or continued listing requirements of the Nasdaq Capital Market, Nasdaq may permit our securities to remain listed by transferring the listing of our securities from the Nasdaq Global Market to the Nasdaq Capital Market. However, there can be no assurance that we would qualify for such transfer or that Nasdaq would approve such transfer. If our securities are delisted from Nasdaq, or if investors perceive that such delisting may occur, it could materially impair stockholders’ ability to buy and sell our securities and could adversely affect the market price of, and the efficiency of the trading market for, our securities. Any such delisting could also significantly impair our ability to raise capital and the value of your investment.

We may not be able to successfully integrate our operations following the Business Combination, which could adversely affect our business, financial condition and results of operations.

The Business Combination, which was completed on March 27, 2026, represents a significant and transformational transaction for the Company. As a result of the Business Combination, the Company transitioned from a private company to a publicly traded company and assumed new operational, financial reporting, internal control, compliance and governance obligations.

Following the Closing, we must integrate and continue to operate our financial reporting systems, internal controls over financial reporting, disclosure controls and procedures, and compliance processes in a manner that satisfies the requirements applicable to a public company. These integration efforts are complex, time-consuming and costly and may divert the attention of management and key employees away from the day-to-day operation of our business.

If we are unable to effectively integrate and maintain these systems and processes, or if such systems and controls do not operate as intended, we may experience delays in financial reporting, increased compliance costs, material weaknesses in internal control over financial reporting, or failures to comply with applicable securities laws and stock exchange requirements. Any of these outcomes could harm our reputation, subject us to regulatory scrutiny, adversely affect investor confidence and negatively impact the trading price of our Common Stock.

In addition, the Business Combination may result in operational challenges, including difficulties coordinating activities across the combined organization, retaining key personnel, and achieving anticipated efficiencies. There can be no assurance that the Company will realize the expected benefits of the Business Combination or that the combined business will perform as expected following the Closing.

We are dependent on financing arrangements related to the Business Combination and may require additional capital in the future, which may not be available on acceptable terms or at all and could result in significant dilution to our stockholders.

In connection with the Business Combination, the Company obtained financing through a PIPE, and the proceeds from such financing were an important source of liquidity during the three months ended March 31, 2026. The Company has incurred operating losses and expects to continue to incur significant expenses as it seeks to grow its business and operate as a public company. Our ability to continue operations and execute our business plan depends on our ability to maintain sufficient liquidity. There can be no assurance that additional financing will be available to us when needed, on acceptable terms or at all. If we are unable to obtain additional capital through equity financings, debt financings or other arrangements, we may be required to delay, reduce or curtail our operations, product development efforts or commercialization initiatives.

Any future equity or equity-linked financings, including issuances of Common Stock, preferred stock, warrants or other convertible securities, could result in significant dilution to existing stockholders and may involve terms that are unfavorable to holders of our Common Stock. In addition, the perception that we may need to raise additional capital, or that such financings may occur, could adversely affect the trading price of our Common Stock. Given our current liquidity position and history of operating losses, investors should consider the risk that financing obtained in connection with the Business Combination, including the PIPE financing, may not be sufficient to support our operations for the long term and that additional capital raises may be necessary.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Nasdaq Deficiency

On May 13, 2026, we received the Notice from the Listing Qualifications Department of Nasdaq notifying us that we were not currently in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires listed securities to maintain an MVLS of $50 million.

According to the Notice, our MVLS had been below $50 million for 30 consecutive business days from March 27, 2026 through May 12, 2026. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided with a compliance period of 180 calendar days, or until November 9, 2026, to regain compliance with the minimum MVLS requirement.

The Notice has no immediate effect on the listing or trading of our common stock on the Nasdaq Global Market. If at any time during the compliance period our MVLS closes at $50 million or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance with the applicable requirement, and the matter will be closed.

If we do not regain compliance with the Nasdaq Global Market continued listing requirements by November 9, 2026, and if we otherwise satisfy the applicable listing requirements for the Nasdaq Capital Market, Nasdaq may permit our securities to remain listed on Nasdaq through a transfer of the listing of our securities from the Nasdaq Global Market to the Nasdaq Capital Market. However, there can be no assurance that we will regain compliance with the Nasdaq Global Market requirements or qualify for continued listing on the Nasdaq Capital Market.

ITEM 6. EXHIBITS

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, as amended.	S-4/A	333-283153	2.1	January 13, 2026
3.1	Certificate of Incorporation of Cyabra, Inc.	8-K	001-43214	3.1	March 31, 2026
3.2	Bylaws of Cyabra, Inc.	S-4/A	333-283153	3.7	January 13, 2026
3.3	Certificate of Designation of Holdings relating to the Series A Convertible Preferred Stock.	8-K	001-43214	3.3	March 31, 2026
3.4	Certificate of Designation of Holdings relating to the Series B Convertible Preferred Stock.	8-K	001-43214	3.4	March 31, 2026
3.5	Certificate of Designation of Holdings relating to the Series C Convertible Preferred Stock.	8-K	001-43214	3.5	March 31, 2026
10.3	Form of Lock-up Agreement.	8-K	001-41668	10.3	July 23, 2024
10.4†	Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	8-K	001-43214	10.4	March 31, 2026
10.5†	Form of Incentive Stock Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.23	December 20, 2024
10.6†	Form of Non-Qualified Stock Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.24	December 20, 2024
10.7†	Form of Section 102 Restricted Stock Unit Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	8-K	001-43214	10.7	March 31, 2026
10.8†	Form of Restricted Stock Unit Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.25	December 20, 2024
10.9†	Form of Restricted Stock Award Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.26	December 20, 2024
10.10†	Form of Section 3(i) Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan and 2026 Israeli Sub-Plan.	S-4/A	333-283153	10.27	December 20, 2024
10.11†	Form of Section 102 Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan and 2026 Israeli Sub-Plan.	S-4/A	333-283153	10.28	December 20, 2024
10.12	Facility Agreement, dated May 30, 2022, between Cyabra and Bank Hapoalim B.M.	S-4/A	333-283153	10.31	January 13, 2026
10.13	Offer of Employment, dated December 29, 2022 by and between Cyabra Strategy Inc. and Emmanuel Heymann.	S-4/A	333-283153	10.36	January 13, 2026
10.14	Employment Agreement dated June 18, 2024 by and between Cyabra Strategy Ltd. and Yael Sandler.	S-4/A	333-283153	10.37	January 13, 2026
10.15	Amendment to Offer of Employment, by and between Cyabra Strategy Inc. and Emmanuel Heymann, dated August 15, 2024.	S-4/A	333-283153	10.38	January 13, 2026
10.16	Form of Indemnification Agreement.	S-4/A	333-283153	10.39	January 13, 2026
10.17	Registration Rights Agreement, dated March 27, 2026, between Trailblazer Holdings, Inc. and certain investors.	8-K	001-43214	10.19	March 31, 2026
10.18	Offer of Employment, dated February 10, 2025 by and between Cyabra Strategy Inc. and Dan Brahmy.	S-4/A	333-283153	10.40	January 13, 2026
10.19	Amendment to Employment Agreement dated February 10, 2025 by and between Yossef Daar and Cyabra Strategy Ltd.	S-4/A	333-283153	10.41	January 13, 2026
10.20	Amendment to Employment Agreement dated February 10, 2025 by and between Ido Shraga and Cyabra Strategy Ltd.	S-4/A	333-283153	10.42	January 13, 2026
10.21	Securities Purchase Agreement dated December 18, 2025, between Trailblazer Holdings, Inc. and certain purchasers.	S-4/A	333-283153	10.45	January 13, 2026
10.22	Registration Rights Agreement dated December 18, 2025, between Trailblazer Holdings, Inc. and certain purchasers.	S-4/A	333-283153	10.46	January 13, 2026

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.23	Form of Common Stock Purchase Warrant.	8-K	001-43214	10.25	March 31, 2026
10.24	Deferred Fee Agreement, dated October 28, 2025.	8-K	001-41668	10.1	November 3, 2025
10.25	Amendment to Advisory Agreement, dated October 28, 2025.	8-K	001-41668	10.2	November 3, 2025
10.26	LifeSci Advisory Agreement, dated October 28, 2025.	8-K	001-41668	10.3	November 3, 2025
10.27	Ladenburg Advisory Agreement dated October 28, 2025.	8-K	001-41668	10.4	November 3, 2025
10.28	Note Issuance Agreement among Cyabra, Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Lowenstein Sandler LLP.	S-4/A	333-283153	10.52	January 13, 2026
10.29	Note Issuance Agreement among Cyabra, Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Loeb & Loeb LLP.	S-4/A	333-283153	10.53	January 13, 2026
10.30	Promissory Note, dated February 4, 2026.	8-K	001-43214	10.32	March 31, 2026
10.31	Promissory Note, dated March 9, 2026.	8-K	001-43214	10.33	March 31, 2026
10.32	Amendment to Employment Agreement, dated March 16, 2026, between Cyabra, Inc. and Yossef Daar.	8-K	001-43214	10.34	March 31, 2026
10.33	Amendment to Employment Agreement, dated March 16, 2026, between Cyabra, Inc. and Ido Shraga.	8-K	001-43214	10.35	March 31, 2026
10.34	Lock-up Agreement, dated March 27, 2026.	8-K	001-43214	10.36	March 31, 2026
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under such Act or the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates such certifications by reference.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyabra, Inc. (Registrant)

Date: May 15, 2026	By:	/s/ Dan Brahmy
Dan Brahmy
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Yael Sandler
Yael Sandler
Chief Financial Officer
(Principal Financial and Accounting Officer)