Form 10-Q
period 2026-06-30
CYABRA, INC.
filed 2026-08-13
CIK 2032341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-43214

Cyabra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-4210757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13 Gershon Shatz Tel Aviv, Israel	6997543
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 17,597,071.

CYABRA, INC.

FORM 10-Q TABLE OF CONTENTS

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cyabra, Inc.

Condensed Consolidated

Interim

Financial Statements

June 30, 2026

Cyabra, Inc.

and its subsidiaries

Condensed Consolidated Interim Financial Statements as of June 30, 2026 (Unaudited)

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$794	$294
Restricted cash	24	22
Accounts receivable	568	269
Other current assets	593	152
Total current assets	1,979	737

Non-Current Assets
Operating right-of-use asset	410	575
Property and equipment, net	144	146
Other assets	99	-
Total non-current assets	653	721
Total Assets	2,632	1,458

Liabilities, Redeemable Convertible Preferred Shares and Capital Deficiency
Current liabilities
Trade accounts payable	2,015	1,775
Accrued expenses	1,812	476
Short term loans	2,003	5,768
Operating lease liability	392	380
Deferred revenues	3,452	2,816
Employees and related	2,937	1,298
Other current liabilities	1,206	94
Convertible notes	-	12,869
Liability with respect to warrants	33	-
Total current liabilities	13,850	25,476

Non-Current Liabilities
Operating lease liability	95	268
Long-term deferred revenues	683	115
Liability with respect to warrants	-	370
Total non-current liabilities	778	753
Total liabilities	14,628	26,229

Commitments and contingent liabilities

Redeemable Convertible Preferred Shares:
Redeemable Preferred A and A-1 shares, NIS 0.01 par value: 0 and 607,373 shares authorized as of June 30, 2026 and December 31, 2025, respectively, 0 and 515,186 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Aggregate liquidation preference of $0 and $7,180 as of June 30, 2026 and December 31, 2025, respectively; Redeemable Preferred A-2 and A-3 shares, NIS 0.01 par value: 0 and 596,056 shares authorized as of June 30, 2026 and December 31, 2025, respectively, and 0 and 388,739 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Aggregate liquidation preference of $0 and $6,554 as of June 30, 2026 and December 31, 2025, respectively. Redeemable Convertible Preferred C and C-1 shares, NIS 0.01 par value: 0 and 803,963 shares authorized as of June 30, 2026 and December 31, 2025, respectively, and 0 and 233,001 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Aggregate liquidation preference of $0 $3,446 as of June 30, 2026 and December 31, 2025, respectively.	-	15,268

Capital Deficiency:
Series A Convertible Preferred Stock of Holdings, $0.0001 par value per share, 2,177 and zero shares outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Series B Convertible Preferred Stock of Holdings, $0.0001 par value per share, 13,330 and zero shares outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Series C Convertible Preferred Stock of Holdings, $0.0001 par value per share, 10,660 and zero shares outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class A common stock	2	2
Additional paid in capital	49,584	7,332
Accumulated deficit	(61,582)	(47,373)
Total capital deficiency	(11,996)	(40,039)
Total liabilities, redeemable convertible preferred shares and capital deficiency	$2,632	$1,458

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Operations (Unaudited)

U.S. dollars in thousands (except per share data)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Revenues	3,268	2,591	1,853	1,331
Cost of revenues	496	409	304	213
Gross profit	2,772	2,182	1,549	1,118

Operating costs and expenses
Research and development expenses	7,568	3,691	2,060	1,840
Sales and marketing expenses	2,559	3,192	1,304	1,456
General and administrative expenses	7,589	2,756	1,305	1,241
Total operating loss	(14,944)	(7,457)	(3,120)	(3,419)

Finance income (expenses)	799	1,716	(255)	992
Loss before taxes on income	(14,145)	(5,741)	(3,375)	(2,427)
Taxes on income	64	19	64	19
Net loss for the period	(14,209)	(5,760)	(3,439)	(2,446)

Loss per share attributable to common shareholders
Basic loss per share	(1.68)	(2.53)	(0.26)	(1.07)
Diluted loss per share	(1.78)	(2.53)	(0.26)	(1.07)

Weighted average number of common stock outstanding used in computation of basic loss per share	8,458,222	2,396,328	13,390,609	2,435,385
Weighted average number of common stock outstanding used in computation of diluted loss per share	8,669,333	2,396,328	13,790,609	2,435,385

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Changes in Redeemable Convertible Preferred Shares and Capital Deficiency (Unaudited)

	Redeemable Preferred										Additional
	A, A1,A2,A3, C and C-1 Shares		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		paid in capital	Accumulated deficit	Total
	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	USD thousands	USD thousands	USD thousands
Balance at December 31, 2025	1,136,926	15,268	-	-	-	-	-	-	3,019,557	2	7,332	(47,373)	(40,039)

Conversion of redeemable preferred shares	(1,136,926)	(15,268)	-	-	-	-	-	-	4,103,962	*-	15,268	-	15,268
Exercise of stock options and warrants	-	-	-	-	-	-	-	-	49,044	*-	3	-	3
Shares issued in connection with loan agreement	-	-	-	-	-	-	-	-	2,751	*-	-	-	*-
Impact of closing of Business Combination	-	-	-	-	5,330	*-	10,660	*-	4,178,485	*-	(1,564)	-	(1,564)
Shares Issued to advisors	-	-	-	-	-	-	-	-	1,630,000	*-	4,277	-	4,277
Conversion of convertible notes	-	-	3,061	*-	-	-	-	-	1,356,459	*-	12,676	-	12,676
Issuance of the private investment into public equity (“PIPE”) shares	-	-	-	-	8,000	*-	-	-	-	-	6,771	-	6,771
Conversion of Series A Preferred Stock to common stock	-	-	(884)	*-	-	-	-	-	250,024	*-	*-	-	*-
Reclassification of warrant to equity	-	-	-	-	-	-	-	-	-	-	390	-	390
Share based payments	-	-	-	-	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,209)	(14,209)
Balance at June 30, 2026	-	-	2,177	*-	13,330	*-	10,660	*-	14,590,282	2	49,584	(61,582)	(11,996)

	Redeemable Preferred										Additional
	A, A1,A2,A3, C and C-1 Shares		Series A Preferred Stock		Serries B Preferred Stock		Series C Preferred Stock		Common Stock		paid in capital	Accumulated deficit	Total
	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	USD thousands	USD thousands	USD thousands
Balance at December 31, 2024	903,925	11,780	-	-	-	-	-	-	2,351,976	2	4,132	(34,554)	(30,420)
Issuance of Series C Preferred Stock, net	165,633	2,431	-	-	-	-	-	-	-	-	-	-	-
Conversion of SAFE (as defined below) to Series C-1 Preferred Stock	67,368	1,057	-	-	-	-	-	-	-	-	-	-	-
Share based payments	-	-	-	-	-	-	-	-	-	-	2,255	-	2,255
Exercise of options	-	-	-	-	-	-	-	-	190,408	*-	2	-	2
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,760)	(5,760)
Balance at June 30, 2025	1,136,926	15,268	-	-	-	-	-	-	2,542,384	2	6,389	(40,314)	(33,923)

	Redeemable Preferred										Additional
	A, A1,A2,A3, C and C-1 Shares		Series A Preferred Stock		Serries B Preferred Stock		Series C Preferred Stock		Common Stock		paid in capital	Accumulated deficit	Total
	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	USD thousands	USD thousands	USD thousands
Balance at March 31, 2026	-	-	2,177	*-	13,330	*-	10,660	*-	14,064,191	2	46,093	(58,143)	(12,048)
Exercise of options	-	-	-	-	-	-	-	-	1,091	*-	*-	-	*-
Shares Issued to advisors	-	-	-	-	-	-	-	-	525,000	*-	3,268	-	3,268
Share based payments	-	-	-	-	-	-	-	-	-	-	223	-	223
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,439)	(3,439)
Balance at June 30, 2026	-	-	2,177	*-	13,330	*-	10,660	*-	14,590,282	2	49,584	(61,582)	(11,996)

	Redeemable Preferred										Additional
	A, A1,A2,A3, C and C-1 Shares		Series A Preferred Stock		Serries B Preferred Stock		Series C Preferred Stock		Common Stock		paid in capital	Accumulated deficit	Total
	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	Shares	USD thousands	USD thousands	USD thousands	USD thousands
Balance at March 31, 2025	903,925	11,780	-	-	-	-	-	-	2,364,971	2	5,522	(37,868)	(32,344)
Issuance of Series C Preferred Stock, net	165,633	2,431	-	-	-	-	-	-	-	-	-	-	-
Conversion of SAFE (as defined below) to Series C-1 Preferred Stock	67,368	1,057	-	-	-	-	-	-	-	-	-	-	-
Share based payments	-	-	-	-	-	-	-	-	-	-	866	-	866
Exercise of options	-	-	-	-	-	-	-	-	177,413	*-	1	-	1
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,446)	(2,446)
Balance at June 30, 2025	1,136,926	15,268	-	-	-	-	-	-	2,542,384	2	6,389	(40,314)	(33,923)

*	Less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2026	2025
	USD	USD
	thousands	thousands
Cash flows – operating activities
Net loss for the period	$(14,209)	$(5,760)
Adjustments:
Depreciation	29	29
Interest expense	124	18
Payment of previously accrued interest	(126)	-
Share based payments	4,431	2,255
Share based payments for advisory services	1,009	-
Shares issued to advisors	2,100	-
Exchange rate differences	50	11
Revaluation of financial liabilities accounted at fair value	(1,369)	(1,671)
Changes in operating assets and liabilities:
Increase in other assets	(351)	(37)
Increase in accounts receivable	(299)	(169)
Increase in trade accounts payable	829	679
Change in ROU asset and lease liability	5	31
Increase in deferred revenues	1,204	670
Increase in employees and related	1,639	275
Decrease in other current liabilities	(61)	(164)
Net cash used in operating activities	(4,995)	(3,833)

Cash flows – investing activity
Purchase of property and equipment	(28)	(29)
Net cash used in investing activity	(28)	(29)

Cash flows – financing activities
Receipt of loans	2,655	1,613
Repayment of loans	(6,430)	(915)
Exercise of options	3	2
Cash received from Merger Agreement upon the effectiveness of the Business Combination	1,336	-
Proceeds from PIPE, net of transaction costs	8,000	-
Issuance of preferred shares, net	-	2,431
Net cash provided by financing activities	5,564	3,131

Increase (decrease) in cash, cash equivalents and restricted cash	541	(731)
Exchange rate differences on cash and cash equivalents and restricted cash	(39)	(11)
Cash, cash equivalents and restricted cash at the beginning of period	316	946
Cash, cash equivalents and restricted cash at the end of the period	818	204

Supplemental Disclosures of cash flow information:
Interest paid	$249	$57
Supplemental disclosure of non-cash activity:
Conversion of redeemable preferred shares	$15,268	$-
Conversion of convertible notes	$12,676	$-
Conversion of warrant liability to equity	$390	$-
Share issued to advisors	2,112	-
Right of use asset recognized with corresponding lease liability	$-	$296
Purchase of property and equipment	$-	$20
Conversion of SAFE	$-	$1,057

Cash, cash equivalent and restricted cash at the end of the period:
Cash and cash equivalents	$794	$183
Restricted cash	$24	$21

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1 — General

A.	Cyabra, Inc. (the “Company”) is a newly formed entity that was formed for the purpose of effecting the Merger Agreement (see below) and now serves as a publicly-traded company. Its fully owned subsidiary is Cyabra Strategy Ltd. (“Legacy Cyabra”), an Israeli limited company.

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

On March 27, 2026, the parties completed the Merger Agreement pursuant to which Holdings merged with Parent, with Holdings continuing as the surviving company of such merger and Merger Sub merged with Legacy Cyabra, with Legacy Cyabra continuing as the surviving company of such merger and a wholly-owned subsidiary of Holdings (the “Merger”). Upon the Closing, three key employees of the Company received 400,000 restricted stock units (“RSUs”) of the Company in the aggregate, and are entitled to a one time transaction bonus of $400,000 each.

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

Immediately prior to the closing, seven directors were elected to Holdings’ board of directors.

In connection with the closing of the Merger Agreement, the shares of common stock of Holdings are now listed on the Nasdaq Global Market and began trading under the symbol “CYAB”.

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

In accordance with the applicable guidance to reverse recapitalization, the equity structure has been retroactively adjusted in all comparative periods up to the date of the Closing (the “Closing Date”), to reflect the number of Holdings’ common stock issued to Legacy Cyabra shareholders in connection with the reverse recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Cyabra shareholders prior to the reverse recapitalization have been retroactively restated as shares reflecting the Conversion ratio established pursuant to the Merger Agreement. In conjunction with the reverse recapitalization, Legacy Cyabra’s ordinary shares underwent a 1-for-3.6097 conversion.

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

On October 28, 2025, Holdings entered into an advisory agreement with Legacy Cyabra and LifeSci Capital LLC (“LifeSci”) pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Legacy Cyabra which will convert into 105,000 Holdings Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in Holdings Shares 90 days after the closing of the Business Combination. On June 29, 2026, the Company issued 262,500 shares of common stock to LifeSci.

On October 28, 2025, Holdings entered into an advisory agreement with Legacy Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in Holdings Shares 90 days after the closing of the Business Combination. On June 29, 2026, the Company issued 262,500 shares of common stock to Ladenburg.

Attorney Shares

In connection with the Business Combination, on December 18, 2025, Trailblazer, Holdings and Legacy Cyabra entered into a subscription agreement with Loeb & Loeb LLP (“Loeb”), pursuant to which Legacy Cyabra agreed to issue to Loeb, immediately prior to the Closing, a convertible promissory note (the “Loeb Note”) in payment for certain legal fees and expenses due and owing by Trailblazer to Loeb through the closing of the Business Combination. The Loeb Note is expected to initially be convertible into securities of Legacy Cyabra and, upon the Closing, be assumed by Holdings and automatically convert into 1,000,000 shares of common stock of the Company (the “Loeb Shares”).

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

Upon payment in full of the total fee obligation and any premium, Loeb shall surrender to Holdings any unsold Loeb Shares. During the six months ended June 30, 2026, Loeb sold all of the Loeb Shares. The proceeds from the sale, amounting to approximately $1,512 thousand, were offset against outstanding fees owed by the Company to Loeb.

In connection with the Business Combination, on December 18, 2025, Trailblazer, Holdings and Legacy Cyabra entered into a subscription agreement with Lowenstein Sandler LLP (“Lowenstein”), pursuant to which Legacy Cyabra agreed to issue to Lowenstein, immediately prior to the Closing, a convertible promissory note (the “Lowenstein Note”) in payment for certain legal fees and expenses due and owing by Legacy Cyabra to Lowenstein through the closing of the Business Combination. The Lowenstein Note is expected to initially be convertible into securities of Legacy Cyabra and, upon the Closing, be assumed by Holdings and automatically convert into 1,000,000 shares of common stock of the Company (the “Lowenstein Shares”).

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

In consideration of Lowenstein’s agreement to enter into the note issuance agreement Lowenstein shall have the right to receive a premium if the total fee obligation is not paid in full by a certain date. Upon payment in full of the total fee obligation and any premium, Lowenstein shall surrender to Holdings any unsold Lowenstein Shares. During the six months ended June 30, 2026, Lowenstein sold all of the Lowenstein Shares. The proceeds from the sale, amounting to approximately $590 thousand, were offset against outstanding fees owed by the Company to Lowenstein. As of June 30, 2026, the balance of $1,631 thousand, including interest and premium, owed by the Company to Lowenstein, was due but was not yet repaid.

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

PIPE Financing

Concurrently with the closing of the Business Combination, Holdings raised $8,000,000 via a private placement (the “PIPE Financing”), in which the investors will receive Holdings Series B Preferred Stock and warrants, see also Note 3.

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

As from the date it commenced operations, the Company has devoted substantially all of its financial resources to develop its products and has financed its operations primarily through the issuance of equity securities and loans. The Company had accumulated losses in the amount of $61,582 thousand as of June 30, 2026. Cash flow used in operating activities was $4,995 thousand for the six months period ended June 30, 2026. In addition, the Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and with increased business development efforts. The amount of the Company’s future net profits or losses will depend, in part, on the rate of its future expenditures, its ability to generate significant revenues from the sale of its products, and its ability to obtain funding through the issuance of securities, strategic collaborations or grants. Based on the projected cash flows and cash balance as of June 30, 2026, management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue its operating activities, including the development and marketing of its products for a period of 12 months from the balance sheet date of these consolidated financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing commercialization of the Company’s products and securing sufficient funding through the sale of additional equity securities. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient funding, it may need to reduce activities, curtail or even cease operations. The consolidated financial statements do not include any adjustments relating to the carrying amounts and classification of assets, liabilities, and reported expenses that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Significant Accounting Policies

A. Unaudited condensed consolidated financial statements

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated interim financial statements are comprised of the financial statements of the Company. In management’s opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair statement if its financial position as of June 30, 2026, and its results of operations for the six and three months periods ended June 30, 2026 and 2025, and cash flows for the six months periods ended June 30, 2026 and 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026. The condensed consolidated interim balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain amounts have been reclassified to a separate line item.

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

The Company accounts for financial liabilities arising from warrants, simple agreements for future equity (“SAFEs”) and convertible notes at fair value through profit or loss. The fair values of these instruments are determined by using economic methods for evaluation. For information on details regarding fair value measurement and sensitivity analysis see Note 3 regarding financial instruments.

-	Share-based payment awards

The fair value of each option award is estimated on the date of grant using the Black and Scholes option-pricing model. For the assumptions used to measure the share-based payments awards — see note 4.

C. Fair value of financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

D. Credit Risk

The Company’s cash and cash equivalents balance is denominated mainly in U.S. dollars and New Israeli Shekels.

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

Note 3 — Financial Instruments

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	USD	USD	USD	USD
	thousands	thousands	thousands	thousands
Financial liabilities
Warrant Liability (PIPE)	$-	$-	$33	$33
Total	$-	$-	$33	$33

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	USD	USD	USD	USD
	thousands	thousands	thousands	thousands
Financial liabilities
2024 Convertible Notes	$-	$-	$12,869	$12,869
Warrants Liability	-	-	370	370
Total	$-	$-	$13,239	$13,239

Warrants liability

In May 2022, Legacy Cyabra signed a warrant agreement with Bank Hapoalim (the “Bank”) in the amount of $180 thousand, see note 6.A to the Legacy Cyabra’ audited financial statements for the year ended December 31, 2025.

Up until the Merger, the warrant was precluded from equity classification and is classified as a liability measured at fair value with changes in value recognized in the consolidated statement of operations.

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

As a result, on the date of the Merger, the Hapoalim Warrant was remeasured to its fair value of $390 thousand, and the liability was reclassified to additional paid-in capital (permanent equity). No further remeasurement of the Hapoalim Warrant was required as of June 30, 2026.

The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2026, is summarized below.

Warrant liability at December 31, 2025	$370
Change in fair value of warrant liability	20
Reclassification to equity	(390)
Warrant liability at June 30, 2026	$-

Convertible notes

On July 22, 2024, Legacy Cyabra entered into the Merger Agreement, see note 1.C.

On July 22, 2024, as part of the Merger Agreement, Alpha Capital Anstalt, a Liechtenstein Anstalt, an affiliate of the Sponsor, provided Legacy Cyabra a loan in an aggregate amount of $3,400 thousand in the form of convertible promissory notes (collectively, the “2024 Convertible Notes”) provided that Legacy Cyabra will have the ability to raise an additional $2,600 thousand (for a total aggregate amount of $6,000 thousand).

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

Upon the consummation of the Merger on March 27, 2026, the 2024 Convertible Notes were converted to equity. On the date of the Merger, the 2024 Convertible Notes were remeasured to its fair value of $12,676 thousand, and the liability was reclassified to additional paid-in capital (permanent equity). No further remeasurement of the 2024 Convertible Notes was required as of June 30, 2026.

The change in the fair value of the 2024 Convertible Notes liability measured utilizing Level 3 inputs for the six months ended June 30, 2026, is summarized below.

2024 Convertible Notes liability at December 31, 2025	$12,869
Change in fair value of convertible notes liability	(193)
Reclassification to equity	(12,676)
2024 Convertible Notes liability at June 30, 2026	$-

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

The warrants were valued using the Monte Carlo simulation. The Monte Carlo simulation included the following inputs:

June 30,
2026
Expected term	Until September 25, 2026
Expected volatility	72.21%
Share price	$0.39

The change in the fair value of the PIPE Warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2026, is summarized below.

PIPE Warrant liability at March 27, 2026	$1,229
Change in fair value of PIPE Warrant liability	(1,087)
PIPE Warrant liability at March 31, 2026	142
Change in fair value of PIPE Warrant liability	(109)
PIPE Warrant liability at June 30, 2026	$33

Note 4 — Equity

A. Preferred Shares

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

B. Share Based Compensation

The stock-based expense recognized in the financial statements for services received is related to research and development (“R&D”), sales and marketing (“S&M”) and general and administrative (“G&A”) expenses as shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	USD thousands	USD thousands	USD thousands	USD thousands
Stock-based compensation expense – research and development	$2,831	$866	$138	$330
Stock-based compensation expense – sales and marketing	89	405	(4)	179
Stock-based compensation expense – general and administrative	1,511	984	89	357
Total	$4,431	$2,255	$223	$866

In June 2020, Legacy Cyabra adopted the 2020 Share Option Plan for Legacy Cyabra’s officers, directors, employees, consultants and other service providers.

On February 10, 2026, Legacy Cyabra granted a total of 65,797 options to its employees.

Upon the closing of the Business Combination on March 27, 2026, and pursuant to the Merger Agreement, the Key Employees received a total of 400,000 RSUs to purchase shares of Holdings Common Stock pursuant to the 2026 Plan. The RSUs are fully vested as of the closing of the Business Combination. Accordingly, the Company recognized the full compensation expense based on the fair value of the RSUs at the grant date, with a corresponding credit to additional paid-in capital.

On May 14, 2026, the Company granted 1,615,536 RSUs to its employees, advisors and board members. The total fair value of this grant is $968 thousand.

In addition to the above, the Company recognized stock-based expense of $1,009 thousand with connection to the shares granted to LifeSci, see note 1.C.

During the six months period ended June 30, 2026, 4,069 options were exercised, 49,537 options were forfeited and 13,902 options expired.

The fair value of each option award granted in February 2026 is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

2026 Grants
Dividend yield	$-
Expected volatility	60.78 – 61.84%
Risk-free interest	3.77-3.82%
Expected term	5.64 – 6.13 years
Exercise price	$0.16 – 9.37
Share price	$11
Total fair value (USD Thousands)	$626

Note 5 — Loss per Share

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Series A, B and C convertible preferred shares and redeemable convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of common stock on an as-if converted basis. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Six months ended June 30,	Three months ended June 30,
	2026	2026
Basic net loss per share:
Net loss attributable to Class A common stockholders	(14,209)	(3,439)
Deduct redeemable convertible preferred shares cumulative dividend	-	-
Net loss attributable to Class A common stockholders - basic	(14,209)	(3,439)
Weighted average number of common stock - basic	8,458,222	13,390,609
Net loss per share attributable to common stockholders - basic	$(1.68)	$(0.26)

Diluted loss per share:
Numerator:
Net loss attributable to Class A common stockholders - basic	(14,209)	(3,439)
Change in fair value of warrant liability	(1,196)	(109)
Net loss attributable to Class A common stockholders - diluted	(15,405)	(3,548)

Denominator:
Effect of dilutive securities:
Weighted average number of common stock - basic	8,458,222	13,390,609
Common shares issuable for warrants liability	211,111	400,000
Weighted average number of common stock - diluted	8,669,333	13,790,609

Net loss per share attributable to common stockholders - diluted	$(1.78)	$(0.26)

	Six months ended June 30,	Three months ended June 30,
Basic and diluted net loss per share:	2025	2025
Net loss attributable to Class A common stockholders	(5,760)	(2,446)
Deduct redeemable convertible preferred shares cumulative dividend	(312)	(171)
Net loss attributable to Class A common stockholders	(6,072)	(2,617)
Weighted average number of common stock, basic and diluted	2,396,328	2,435,385
Net loss per share attributable to common stockholders, basic and diluted	$(2.53)	$(1.07)

In computing diluted loss per share for the three and six months ended June 30, 2026 and 2025, no account was taken of the potential dilution that could occur upon the exercise of other warrants, options and RSUs granted under employee stock compensation plans, and contingently issuable shares as well as the impact of the Convertible notes and convertible preferred shares, amounting to 9,456 thousand and 6,884 thousand shares outstanding, as of June 30, 2026 and 2025, respectively, since they had an anti-dilutive effect on net loss per share.

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

Segment disclosures

The CODM reviews the Company’s results on a consolidated basis. As such, information on segment loss and significant expenses is similar to the Company’s consolidated statements of operations. The CODM is also regularly provided with information on significant expenses and cash and cash equivalents balances, as follows:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	USD thousands	USD thousands	USD thousands	USD thousands
Revenues	$3,268	$2,591	$1,853	$1,331
Less:
Cost of revenues	496	409	304	213
R&D expenses- excluding stock-based compensation expenses	4,737	2,825	1,922	1,510
S&M expenses- excluding stock-based compensation expenses	2,470	2,787	1,308	1,277
G&A expenses- excluding stock-based compensation expenses	5,069	1,772	1,216	884
Stock based compensation expenses	5,440	2,255	223	866
Operating loss	14,944	7,457	3,120	3,419
Finance expenses (income)	(799)	(1,716)	255	(992)
Taxes on income	64	19	64	19
Net loss	14,209	5,760	3,439	2,446
Cash and cash equivalents	$794	$183	$794	$183

Note 7 — Revenues

Contract Assets and Liabilities

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
	USD thousands
Accounts receivable	$568	$269
Contract liabilities (deferred revenues) – short term	$3,452	$2,816
Contract liabilities (deferred revenues) – long term	$683	$115

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2026, the Company’s remaining performance obligations were $4,913 thousand, of which the Company expects to recognize $4,230 thousand and $683 thousand as revenue within one year and beyond one year, respectively.

Note 8 — Significant Events During the Reporting Period

A.	On January 8, 2026, Legacy Cyabra received a $200 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or January 22, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. The note was repaid at the closing of the business combination.

B.	On February 5, 2026, Legacy Cyabra received a $1,000 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or February 18, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. As of the date of these financial statements, this note was due but was not yet repaid. As a result of the note not being repaid when due, the interest rate was adjusted in accordance with the contractual terms of the note.

C.	On January 14, 2026, Legacy Cyabra received a bridge loan from the Bank in the amount of $524 thousand. The loan bears interest of 10.50% per year and was repaid on January 31, 2026.

D.	On March 2, 2026, Legacy Cyabra received a bridge loan from the Bank in the amount of $131 thousand. The loan bears interest of 10.50% per year and will be repaid on March 16, 2026. The loan was repaid and received again, bearing an interest of 11% per year, and was repaid on March 26, 2026.

E.	On March 9, 2026, Legacy Cyabra received $450 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or March 19, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. As of the date of these financial statements, this note was due but was not yet repaid. As a result of the note not being repaid when due, the interest rate was adjusted in accordance with the contractual terms of the note.

F.	On March 13, 2026, Legacy Cyabra received $350 thousand promissory note from Alpha Capital Anstalt, bearing annual interest of 10%. The principal will be repaid with 50% of all gross revenues or proceeds from any financing, net of any reseller or broker fee, and the remaining unpaid principal will be repaid upon the earlier of the closing of the business combination with Trailblazer Merger Corporation I or March 27, 2026. The accrued interest will be repaid in cash in accordance with the terms of the note. The note was repaid at the closing of the business combination.

Note 9 — Subsequent Events

A.	On July 9, 2026, the Company entered into securities purchase agreements (each, a “Purchase Agreement”) for the issuance of an aggregate of 1,175,090 shares (the “Shares”) of common stock, par value $0.0001 per share, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 12,643,680 shares of common stock (the “Pre-Funded Warrant Shares”), at a purchase price of $0.435 per Share and $0.4349 per Pre-Funded Warrant, Series A warrants (the “Series A Common Warrants”) to purchase up to 13,818,770 shares of common stock (the “Series A Common Warrant Shares”), at an exercise price of $0.50 and Series B warrants (the “Series B Common Warrants”) to purchase up to 13,818,770 shares of common stock (the “Series B Common Warrant Shares”), at an exercise price of $0.45. The offering (the “Offering”) closed on July 10, 2026. Out of the Shares, 275,890 were issued to directors and officers that participated in the Offering under the same terms as other investors for total proceeds of approximately $120 thousand. The gross proceeds from the Offering, before deducting the placement agent fees and Offering expenses, were approximately $6 million. The net proceeds after deducting the placement agent fees and Offering expenses, were approximately $5.3 million. The Pre-Funded Warrants are exercisable immediately upon issuance and remain exercisable until exercised in full. The Series A Common Warrants will be initially exercisable on the date stockholder approval is obtained and will expire five years from the initial exercise date. The Series B Common Warrants will be initially exercisable on the date stockholder approval is obtained and will expire twelve months from the initial exercise date.

B.

On July 9, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with Alpha Capital Anstalt (the “Holder”) that holds the outstanding Series C Convertible Preferred Stock, pursuant to which the Holder agreed to exchange at the Exchange Closing (as defined in the Exchange Agreement) an amount of Series C Preferred Shares with an aggregate value of $10,660,000 (the “Preferred Shares Value”), and the Company agreed to issue to the Holder, in the exchange therefor: (i) the number of shares of common stock; (ii) if applicable, the Pre-Funded Warrants; and (iii) the Series A Common Warrants and the Series B Common Warrants as if the Holder had invested additional cash equal to the Preferred Shares Value in the Offering mentioned in section A above. Effective upon the Exchange Closing, the Exchange Preferred Shares (as defined in the Exchange Agreement) shall automatically be cancelled, retired and restored to the status of authorized but unissued shares of the Series C Preferred Shares. The Exchange Closing is subject to stockholder approval.

On July 9, 2026, the Company entered into a conversion agreement (the “Conversion Agreement”) with the holders (the “Holders”) of an aggregate of 35,648,276 of Series A Preferred Shares and Series B Convertible Preferred Stock (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”), pursuant to which the Holders agreed that upon the Conversion Closing (as defined in the Conversion Agreement), all of the outstanding Preferred Shares (the “Committed Preferred Shares”) shall be deemed to have been converted (the “Conversion”) into shares of common stock (or pre-funded warrants in lieu thereof). Pursuant to the Conversion Agreement, the Company and the Holders agreed to amend the terms of the Certificates of Designation governing the Preferred Shares to reduce the conversion price of each class of Preferred Shares to $0.435 per share. The Conversion is subject to stockholder approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 27, 2026 (the “Effective Time” or “Closing”), Cyabra Strategy Ltd. (“Legacy Cyabra”) and Trailblazer Holdings, Inc. (“Holdings”) consummated the business combination (the “Business Combination”) as contemplated by a definitive business combination agreement and Holdings changed its name to Cyabra, Inc. (the “Company” or “Cyabra”). As a result, the financial statements of Legacy Cyabra are now the financial statements of the Company. The following discussion and analysis of the financial condition and results of operations should be read together with our condensed consolidated financial statements for the six and three months ended June 30, 2026 and 2025, and the related notes included elsewhere in this Quarterly Report on Form 10-Q and Legacy Cyabra’s audited financial statements for the year ended December 31, 2025 and the related notes incorporated by reference into the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

Overview

Cyabra is an entity that was formed for the purpose of effecting the Business Combination and now serves as a publicly-traded company. Its fully owned subsidiary is Legacy Cyabra, an Israeli company that was formed on July 13, 2017. Cyabra uncovers disinformation spread online. Disinformation diminishes trust, creates false or negative narratives and content and sows dissension. Creators of disinformation may be sponsored by foreign governments, competitors, or other third parties with significant resources and access to highly sophisticated generative artificial intelligence tools that generate and spread fake content. They use these tools to create both networks and fake social media accounts to disseminate disinformation, inciting fear, anger and distrust and making us question everything we see or read. These tools make it difficult for the targets of the disinformation, whether they are corporations or public sector agencies, to detect and combat its spread. In many cases, these targets do not have the tools or expertise to effectively identify or counteract the threat. As fake accounts using enhanced AI tools appear more and more authentic, the line between real and fake is disappearing. Cyabra combats disinformation by leveraging advanced artificial intelligence (“AI”) and machine learning technologies to monitor and analyze online conversations in real-time. Developed by experts in information warfare, Cyabra’s platform collects publicly available data from social media and news sites. The platform applies Cyabra’s proprietary algorithms to assess authenticity and sentiment, enabling Cyabra to identify fake accounts, uncover harmful narratives, detect GenAI text and images, and filter between real and fake profiles, helping customers protect their brand reputation and ensure the authenticity of online discourse about them.

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

Legacy Cyabra began offering its application to customers in 2022 and to date has generated limited revenues. Consequently, Cyabra has funded its operations principally through the issuance of Ordinary and Preferred Shares. Cyabra’s ability to generate significant revenues and achieve profitability depends on its ability to successfully continue to develop and commercialize its application and solutions provided by its applications. As of June 30, 2026, Cyabra had an accumulated deficit of approximately $61.6 million. Cyabra expects to incur significant expenses and operating losses in the future as it grows its business and continues to develop and commercialize its application and solutions provided by its applications. Furthermore, Cyabra expects to incur additional costs associated with operating as a public company. Cyabra will need to generate significant revenues to achieve profitability and may never do so.

Cost of Revenues

Cost of revenues consists primarily of costs of servers, salaries and related personnel expenses and royalties paid to the Israel Innovation Authority. Cyabra expects its cost of revenues to increase as its business grows and it continues to develop and commercialize its application and solutions provided by its applications.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related personnel expenses, as well as reseller fees and commissions, conferences and exhibitions costs, consulting fees, share-based compensation expenses, travel expenses and other sales and marketing costs. Cyabra expects that sales and marketing expenses will increase in the future as Cyabra increases its commercialization efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, salaries and related expenses, share-based payments expenses, insurance expenses, travel expenses, and other general and administrative expenses. Cyabra expects that general and administrative expenses will increase in the future as Cyabra increases its general and administrative headcount to support the commercialization of its products. Cyabra also expects to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, directors and officers insurance, and investor and public relations costs.

Finance Expense and Income

Finance expense and income mainly consist of revaluation of financial liabilities, interest expenses, exchange rate differences and bank fees.

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

Adjusted EBITDA

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	USD Thousands	USD Thousands	USD Thousands	USD Thousands
Net loss	(14,209)	(5,760)	(3,439)	(2,446)
Depreciation and amortization	29	29	15	15
Income taxes	64	19	64	19
Finance income, net	(799)	(1,716)	255	(992)
EBITDA	(14,915)	(7,428)	(3,105)	(3,404)
Stock based compensation expenses (1)	5,440	2,255	223	866
Non-recurring expenses related to the Business Combination (2)	3,438	-	-	-
Adjusted EBITDA	(6,037)	(5,173)	(2,882)	(2,538)

(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2)	Represents non-recurring costs related to our Business Combination, including bonus expenses to several employees in connection with the Business Combination.

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

Results of Operations

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

The following table summarizes Cyabra’s results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	USD Thousands	USD Thousands
Revenues	3,268	2,591
Cost of revenues	496	409
Gross profit	2,772	2,182
Operating costs and expenses
Research and development expenses	7,568	3,691
Sales and marketing expenses	2,559	3,192
General and administrative expenses	7,589	2,756
Total operating loss	14,944	7,457
Financing income, net	(799)	(1,716)
Loss before taxes on income	14,145	5,741
Taxes on Income	64	19
Net loss for the year	14,209	5,760

Revenues

Revenues for the six months ended June 30, 2026 were approximately $3.3 million, an increase of approximately $0.7 million, or 26%, compared to approximately $2.6 million for the six months ended June 30, 2025. The reason for the increase in revenues was due to new customers using Cyabra’s products that joined during 2026 contributed approximately $0.9 million to the revenues for the six months ended June 30, 2026, in addition to increased revenues recognition from existing customers, which was partially offset by customers that did not renew their contracts in 2026.

ARR

Cyabra’s ARR was approximately $8.1 million as of June 30, 2026, compared to approximately $6.3 million as of June 30, 2025. While year-over-year revenue grew by 26%, our ARR saw a higher increase of 29%. This performance reflects a strong surge in booking activity from new customers during the latter part of the last year. While the revenue recognition rules mean these deals only contributed marginally to this period’s top line, the growth in ARR serves as a key leading indicator for the accelerated revenue we expect to realize in the coming year.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2026 was approximately $0.5 million, an increase of approximately $0.1 million, or 21%, compared to approximately $0.4 million for the six months ended June 30, 2025. The increase in cost of sales is in line with revenue growth.

Gross Profit

Gross profit for the six months ended June 30, 2026 was approximately $2.8 million, an increase of approximately $0.6 million, or 27%, compared to approximately $2.2 million for the six months ended June 30, 2025. The increase resulted primarily from an increase in our revenues.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were approximately $7.6 million, an increase of approximately $3.9 million, or 105%, compared to approximately $3.7 million for the six months ended June 30, 2025. The increase resulted primarily from an increase in share-based payment expenses and payroll and related personnel expenses of $3.6 million, mainly as a result of expenses related to the closing of the Business Combination.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2026 were approximately $2.6 million, a decrease of approximately $0.6 million, or 20%, compared to approximately $3.2 million for the six months ended June 30, 2025. The decrease resulted primarily from a decrease in share-based payment expenses and sales commissions, as a result of higher level of marketing activities in the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were approximately $7.6 million, an increase of approximately $4.8 million, or 175%, compared to approximately $2.8 million for the six months ended June 30, 2025. The increase resulted primarily from an increase in professional services expenses, as well as payroll and related personnel expenses and share-based payment expenses of $4.7 million, primarily related to the closing of the Business Combination.

Operating Loss

Operating loss for the six months ended June 30, 2026 was approximately $14.9 million, an increase of approximately $7.5 million, or 100%, compared to approximately $7.5 million for the six months ended June 30, 2025, primarily as a result of share-based payment expenses and payroll and related personnel expenses, as well as one-time non-recurring expense of $3.4 million related to the Business Combination.

Finance Expense and Income

Finance income for the six months ended June 30, 2026 was approximately $0.8 million, a decrease of approximately $0.9 million, or 53%, compared to finance income of approximately $1.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to higher interest expenses, as well as lower non-cash gains recognized from the remeasurement of financial liabilities measured at fair value during the period and higher exchange rate expenses.

Total Loss

Total loss for the six months ended June 30, 2026 was approximately $14.2 million, an increase of approximately $8.4 million, or 147%, compared to approximately $5.8 million for the six months ended June 30, 2025. The increase in total loss was primarily as a result of share-based payment expenses of $5.4 million, and a one-time non-recurring expense of $3.4 million related to the Business Combination.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

The following table summarizes Cyabra’s results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	USD Thousands	USD Thousands
Revenues	1,853	1,331
Cost of revenues	304	213
Gross profit	1,549	1,118
Operating costs and expenses
Research and development expenses	2,060	1,840
Sales and marketing expenses	1,304	1,456
General and administrative expenses	1,305	1,241
Total operating loss	3,120	3,419
Financing expenses (income), net	255	(992)
Loss before taxes on income	3,375	2,427
Taxes on Income	64	19
Net loss for the year	3,439	2,446

Revenues

Revenues for the three months ended June 30, 2026 were approximately $1.9 million, an increase of approximately $0.5 million, or 39%, compared to approximately $1.3 million for the three months ended June 30, 2025. The reason for the increase in revenues was due to new customers using Cyabra’s products that joined during the three months ended June 30, 2026 that contributed approximately $0.7 million in revenues for the three months ended June 30, 2026, in addition to increased revenues recognition from existing customers, which was partially offset by customers that did not renew their contracts in 2026.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2026 was approximately $0.3 million, an increase of approximately $0.1 million or 43% compared to approximately $0.2 million for the three months ended June 30, 2025. The increase in cost of sales is in line with revenue growth.

Gross Profit

Gross profit for the three months ended June 30, 2026 was approximately $1.5 million, an increase of approximately $0.4 million, or 39%, compared to approximately $1.1 million for the three months ended June 30, 2025. The increase in gross profit resulted from an increase in our revenues.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were approximately $2.1 million, an increase of approximately $0.2 million, or 12%, compared to approximately $1.8 million for the three months ended June 30, 2025. The increase in research and development expenses resulted primarily from an increase in payroll and related personnel expenses, as well as an increase in research and development software and storage costs partially offset by a decrease in share-based payment expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2026 were approximately $1.3 million, a decrease of approximately $0.2 million, or 10%, compared to approximately $1.5 million for the three months ended June 30, 2025. The decrease in sales and marketing expenses resulted primarily from a decrease in share-based payment expenses and was partially offset by an increase in payroll and related personnel expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were approximately $1.3 million, an increase of approximately $0.1 million, or 5%, compared to approximately $1.2 million for the three months ended June 30, 2025. The increase in general and administrative expenses resulted primarily from an increase in payroll and related personnel expenses as well as insurance expenses, rental fees and travel expenses, partially offset by a decrease in share-based payment expenses.

Operating Loss

Operating loss for the three months ended June 30, 2026 was approximately $3.1 million, a decrease of approximately $0.3 million, or 9%, compared to approximately $3.4 million for the three months ended June 30, 2025. The decrease in operating loss resulted primarily from the increase in gross profit, and a decrease in share-based payment expenses, partially offset by an increase in payroll and related personnel expenses.

Finance Expense and Income

Finance expenses for the three months ended June 30, 2026 were approximately $0.3 million, an increase of approximately $1.3 million, or 126%, compared to finance income of approximately $1.0 million for the three months ended June 30, 2025. The increase in finance expenses and income was primarily attributable to lower non-cash gains recognized from the remeasurement of financial liabilities measured at fair value during the period, as well as an increase in interest expenses, and higher exchange rate expenses.

Total Loss

Total loss for the three months ended June 30, 2026 was approximately $3.4 million, an increase of approximately $1.0 million, or 41%, compared to approximately $2.4 million for the three months ended June 30, 2025. The increase in total loss was primarily from an increase in payroll and related personnel expenses, as well as an increase in finance expenses, which was partially offset by an increase in gross profit, and a decrease in share-based payment expenses.

Liquidity and Capital Resources

Since our inception through June 30, 2026, we have funded our operations principally with issuances of shares, as well as receipt of loans. As of June 30, 2026, our cash and cash equivalents balance was $0.8 million.

The table below present our cash flows for the six months periods ended June 30, 2026 and June 30, 2025:

	Six months ended June 30, 2026	Six months ended June 30, 2025
	USD Thousands	USD Thousands
Operating Activities	(4,995)	(3,833)
Investing Activities	(28)	(29)
Financing Activities	5,564	3,131
Net increase (decrease) in cash	541	(731)

Operating Activities

Net cash used in operating activities was approximately $5.0 million during the six months ended June 30, 2026, compared to approximately $3.8 million during the six months ended June 30, 2025. The increase in operating activities is mainly attributed to an increase in net loss.

Investing Activities

Net cash used in investing activities was approximately $0.03 million during the six months ended June 30, 2026, compared to approximately $0.03 million during the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was approximately $5.6 million during the six months ended June 30, 2026, compared to approximately $3.1 million during the six months ended June 30, 2025. The increase in financing activities resulted primarily from proceeds from a private investment in public equity transaction during the six months ended June 30, 2026.

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

On July 9, 2026, Cyabra entered into securities purchase agreements (each, a “Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of 1,175,090 shares (the “Shares”) of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 12,643,680 shares of common stock (the “Pre-Funded Warrant Shares”), at a purchase price of $0.435 per Share and $0.4349 per Pre-Funded Warrant, Series A warrants (the “Series A Common Warrants”) to purchase up to 13,818,770 shares of common stock (the “Series A Common Warrant Shares”), at an exercise price of $0.50 and Series B warrants (the “Series B Common Warrants”) to purchase up to 13,818,770 shares of common stock (the “Series B Common Warrant Shares”), at an exercise price of $0.45. The Offering closed on July 10, 2026. The gross proceeds from the Offering, before deducting the placement agent fees and offering expenses, were approximately $6 million.

The Pre-Funded Warrants are exercisable immediately upon issuance and remain exercisable until exercised in full. The Series A Common Warrants will be initially exercisable on the date stockholder approval (the “Stockholder Approval”) is obtained and will expire five years from the initial exercise date. The Series B Common Warrants will be initially exercisable on the date the Stockholder Approval is obtained and will expire twelve months from the initial exercise date.

In conjunction with the Offering, Cyabra engaged A.G.P./Alliance Global Partners, as exclusive placement agent and agreed to pay the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds raised from the sale of the securities sold in the Offering, and agreed to reimburse the placement agent of accountable legal fees and other reasonable and documented out-of-pocket expenses incurred in connection with the transaction in the amount of up to $75,000 and the reimbursement of up to $15,000 for non-accountable expenses.

On July 9, 2026, Cyabra entered into an exchange agreement (the “Exchange Agreement”) with Alpha Capital Anstalt (the “Holder”) that holds the outstanding Series C Convertible Preferred Stock (“Series C Preferred Shares ”), pursuant to which the Holder agreed to exchange at the Exchange Closing (as defined in the Exchange Agreement) an amount of Series C Preferred Shares with an aggregate value of $10,660,000 (the “Preferred Shares Value”), and Cyabra agreed to issue to the Holder, in the exchange therefor: (i) the number of shares of Common Stock; (ii) if applicable, the Pre-Funded Warrants; and (iii) the Series A Common Warrants and the Series B Common Warrants (including the Series A Common Warrant Shares and the Series B Common Warrant Shares) as if the Holder had invested additional cash equal to the Preferred Shares Value in the Offering. Effective upon the Exchange Closing, the Exchange Preferred Shares (as defined in the Exchange Agreement) shall automatically be cancelled, retired and restored to the status of authorized but unissued shares of the Series C Preferred Shares. The Exchange Closing is subject to Stockholder Approval.

On July 9, 2026, Cyabra entered into a conversion agreement (the “Conversion Agreement”) with the holders (the “Holders”) of an aggregate of 35,648,276 of Series A Preferred Shares and Series B Convertible Preferred Stock (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”), pursuant to which the Holders agreed that upon the Conversion Closing (as defined in the Conversion Agreement), all of the outstanding Preferred Shares (the “Committed Preferred Shares”) shall be deemed to have been converted (the “Conversion”) into shares of Common Stock (or pre-funded warrants in lieu thereof). Pursuant to the Conversion Agreement, Cyabra and the Holders agreed to amend the terms of the Certificates of Designation governing the Preferred Shares to reduce the conversion price of each class of Preferred Shares to $0.435 per share. The Conversion is subject to Stockholder Approval.

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

Off-Balance Sheet Arrangements

Cyabra did not have any off-balance sheet arrangements as of June 30, 2026.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

Our business is subject to substantial risks and uncertainties. An investment in our securities involves a high degree of risk. The information presented below supplements the risk factors previously disclosed in “Part I, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 26, 2026 (our “Annual Report”) and in “Form 10 Information - Risk Factors” in our Current Report on Form 8-K, as filed with the SEC on March 31, 2026 (the “Form 8-K”). In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report and in “Form 10 Information - Risk Factors” in Form 8-K, as supplemented by the information below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and Form 8-K, as supplemented by the information below, may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Executive Compensation

On August 11, 2026, the Compensation Committee of our board of directors approved certain changes to the compensation of the Company’s Chief Revenue Officer and Chief Financial Officer.

Effective October 1, 2026, the annual base salary of Emmanuel Heymann, the Company’s Chief Revenue Officer, will increase from $276,000 to $310,000. In addition, effective January 1, 2027, Mr. Heymann’s sales commission will increase from 2.0% to 2.5% of revenues, as defined in his commission plan.

Effective October 1, 2026, the monthly base salary of Yael Sandler, the Company’s Chief Financial Officer, will increase from NIS 70,000 to NIS 80,000. In addition, effective October 1, 2026, the Company’s contributions to Ms. Sandler’s education fund (Keren Hishtalmut) will be calculated based on her entire monthly base salary, at a rate of 7.5%, rather than being limited to the applicable tax-exempt ceiling.

ITEM 6. EXHIBITS

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, as amended.	S-4/A	333-283153	2.1	January 13, 2026
3.1	Certificate of Incorporation of Cyabra, Inc.	8-K	001-43214	3.1	March 31, 2026
3.2	Bylaws of Cyabra, Inc.	S-4/A	333-283153	3.7	January 13, 2026
3.3	Amendment No. 1 to the Amended and Restated Bylaws of Cyabra, Inc.	8-K	001-43214	3.1	July 31, 2026
3.4	Certificate of Designation of Holdings relating to the Series A Convertible Preferred Stock.	8-K	001-43214	3.3	March 31, 2026
3.5	Certificate of Designation of Holdings relating to the Series B Convertible Preferred Stock.	8-K	001-43214	3.4	March 31, 2026
3.6	Certificate of Designation of Holdings relating to the Series C Convertible Preferred Stock.	8-K	001-43214	3.5	March 31, 2026
10.1	Form of Lock-up Agreement.	8-K	001-41668	10.3	July 23, 2024
10.2†	Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	8-K	001-43214	10.4	March 31, 2026
10.3†	Form of Incentive Stock Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.23	December 20, 2024
10.4†	Form of Non-Qualified Stock Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.24	December 20, 2024
10.5†	Form of Section 102 Restricted Stock Unit Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	8-K	001-43214	10.7	March 31, 2026
10.6†	Form of Restricted Stock Unit Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.25	December 20, 2024
10.7†	Form of Restricted Stock Award Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan.	S-4/A	333-283153	10.26	December 20, 2024
10.8†	Form of Section 3(i) Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan and 2026 Israeli Sub-Plan.	S-4/A	333-283153	10.27	December 20, 2024
10.9†	Form of Section 102 Option Grant Agreement under the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan and 2026 Israeli Sub-Plan.	S-4/A	333-283153	10.28	December 20, 2024
10.10	Facility Agreement, dated May 30, 2022, between Cyabra and Bank Hapoalim B.M.	S-4/A	333-283153	10.31	January 13, 2026
10.11	Offer of Employment, dated December 29, 2022 by and between Cyabra Strategy Inc. and Emmanuel Heymann.	S-4/A	333-283153	10.36	January 13, 2026
10.12	Employment Agreement dated June 18, 2024 by and between Cyabra Strategy Ltd. and Yael Sandler.	S-4/A	333-283153	10.37	January 13, 2026
10.13	Amendment to Offer of Employment, by and between Cyabra Strategy Inc. and Emmanuel Heymann, dated August 15, 2024.	S-4/A	333-283153	10.38	January 13, 2026
10.14	Form of Indemnification Agreement.	S-4/A	333-283153	10.39	January 13, 2026
10.15	Registration Rights Agreement, dated March 27, 2026, between Trailblazer Holdings, Inc. and certain investors.	8-K	001-43214	10.19	March 31, 2026
10.16	Offer of Employment, dated February 10, 2025 by and between Cyabra Strategy Inc. and Dan Brahmy.	S-4/A	333-283153	10.40	January 13, 2026
10.17	Amendment to Employment Agreement dated February 10, 2025 by and between Yossef Daar and Cyabra Strategy Ltd.	S-4/A	333-283153	10.41	January 13, 2026
10.18	Amendment to Employment Agreement dated February 10, 2025 by and between Ido Shraga and Cyabra Strategy Ltd.	S-4/A	333-283153	10.42	January 13, 2026
10.19	Securities Purchase Agreement dated December 18, 2025, between Trailblazer Holdings, Inc. and certain purchasers.	S-4/A	333-283153	10.45	January 13, 2026

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.20	Form of Common Stock Purchase Warrant.	8-K	001-43214	10.25	March 31, 2026
10.21	Deferred Fee Agreement, dated October 28, 2025.	8-K	001-41668	10.1	November 3, 2025
10.22	Amendment to Advisory Agreement, dated October 28, 2025.	8-K	001-41668	10.2	November 3, 2025
10.23	LifeSci Advisory Agreement, dated October 28, 2025.	8-K	001-41668	10.3	November 3, 2025
10.24	Ladenburg Advisory Agreement dated October 28, 2025.	8-K	001-41668	10.4	November 3, 2025
10.25	Note Issuance Agreement among Cyabra, Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Lowenstein Sandler LLP.	S-4/A	333-283153	10.52	January 13, 2026
10.26	Note Issuance Agreement among Cyabra, Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Loeb & Loeb LLP.	S-4/A	333-283153	10.53	January 13, 2026
10.27	Promissory Note, dated February 4, 2026.	8-K	001-43214	10.32	March 31, 2026
10.28	Promissory Note, dated March 9, 2026.	8-K	001-43214	10.33	March 31, 2026
10.29	Amendment to Employment Agreement, dated March 16, 2026, between Cyabra, Inc. and Yossef Daar.	8-K	001-43214	10.34	March 31, 2026
10.30	Amendment to Employment Agreement, dated March 16, 2026, between Cyabra, Inc. and Ido Shraga.	8-K	001-43214	10.35	March 31, 2026
10.31	Lock-up Agreement, dated March 27, 2026.	8-K	001-43214	10.36	March 31, 2026
10.32	Letter Agreements, dated March 28, 2023, by and among Trailblazer and each of the Company’s officers, directors and initial stockholders.	8-K	001-41668	10.1	April 3, 2023
10.33	Investment Management Trust Agreement, dated March 28, 2023, by and between Trailblazer and Continental Stock Transfer & Trust Company, LLC.	8-K	001-41668	10.2	April 3, 2023
10.34	Registration Rights Agreement, dated March 28, 2023, by and among Trailblazer and certain security holders.	8-K	001-41668	10.3	April 3, 2023
10.35	Indemnity Agreements, each dated as of March 28, 2023, by and between Trailblazer and each of the officers and directors of the Registrant.	8-K	001-41668	10.4	April 3, 2023
10.36	Stock Escrow Agreement, dated March 28, 2023, by and among Trailblazer, Continental Stock Transfer & Trust Company and the initial stockholders of the Company.	8-K	001-41668	10.5	April 3, 2023
10.37	Private Placement Units Purchase Agreement, dated March 28, 2023, by and among Trailblazer and the initial stockholders of Trailblazer party thereto.	8-K	001-41668	10.6	April 3, 2023
10.38	Promissory Note, dated May 17, 2022.	S-1/A	333-265914	10.2	January 31, 2023
10.39	Amendment to Promissory Note, dated January 20, 2023.	S-1/A	333-265914	10.3	January 31, 2023
10.40	Amendment to Promissory Note, dated March 31, 2023.	8-K	001-41668	2.1	April 28, 2023
10.41	Amendment to Promissory Note, dated March 27, 2024.	10-K	001-41668	10.14	March 29, 2024
10.42	Amendment to Promissory Note, dated September 16, 2024.	8-K	001-41668	2.1	September 20, 2024
10.43	Amendment to Promissory Note, dated September 30, 2024.	8-K	001-41668	10.1	September 30, 2024
10.44	Subscription Agreement for Sponsor Shares, dated May 17, 2022.	S-1/A	333-265914	10.6	January 31, 2023
10.45	Share Exchange Agreement dated September 23, 2022.	S-1/A	333-265914	10.10	January 31, 2023

10.46	Sponsor Shares Forfeiture Agreement, dated January 20, 2023.	S-1/A	333-265914	10.11	January 31, 2023
10.47	Advisory Agreement, dated September 23, 2022, between the Trailblazer Sponsor Group, LLC and LifeSci Capital LLC.	S-1/A	333-265914	10.12	March 13, 2023
10.48	Amendment No. 1 to the Advisory Agreement, dated March 9, 2023, between the Trailblazer Sponsor Group, LLC and LifeSci Capital LLC.	S-1/A	333-265914	10.13	March 13, 2023
10.49	Parent Support Agreement, dated July 22, 2024.	8-K	001-41668	10.1	July 23, 2024
10.50	Company Support Agreement, dated July 22, 2024.	8-K	001-41668	10.2	July 23, 2024
10.51	Form of Lock-up Agreement.	8-K	001-41668	10.3	July 23, 2024
10.52	Waiver and Consent Letter of Alpha Capital Anstalt dated March 19, 2026 and Side Letter with respect to Beneficial Ownership dated March 19, 2026.	S-1/A	333-293035	10.54	March 23, 2026
10.53	Form of Securities Purchase Agreement	8-K	001-43214	10.1	July 10, 2026
10.54	Placement Agent Agreement, dated July 9, 2026, by and between Cyabra, Inc. and A.G.P./Alliance Global Partners	8-K	001-43214	10.2	July 10, 2026
10.55	Form of Conversion Agreement	8-K	001-43214	10.3	July 10, 2026
10.56	Exchange Agreement, dated July 9, 2026, by and between Cyabra, Inc. and Alpha Capital Anstalt	8-K	001-43214	10.4	July 10, 2026
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under such Act or the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates such certifications by reference.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyabra, Inc. (Registrant)

Date: August 13, 2026	By:	/s/ Dan Brahmy
Dan Brahmy
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Yael Sandler
Yael Sandler
Chief Financial Officer
(Principal Financial and Accounting Officer)